Form 10-K
period 2013-12-31
Blow & Drive Interlock Corp
filed 2014-04-10
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-55053

BLOW & DRIVE INTERLOCK CORPORATION

(Exact name of registrant as specified in its charter)

JAM RUN ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	46-3590850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

137 South Robertson Boulevard

Suite 129

Beverly Hills, California 90211

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 818-299-0653

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 1, 2014
Common Stock, par value $0.0001	10,000,000

Documents incorporated by reference: None

PART I

Item 1. Business

Blow & Drive Interlock Corporation (formerly Jam Run Acquisition Corporation) (“Blow & Drive” or the “Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

In addition to a change in control of its management and shareholders, the Company’s operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On September 30, 2013, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof which became automatically effective 60 days thereafter.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Subsequent Event

On February 6, 2014, the following events occurred which resulted in a change of control of the Company:

The Company redeemed an aggregate of 19,700,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,970.

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 150,000 shares of the Company’s common stock.

Laurence Wainer was named as the sole director of the Company and serves as its President and sole officer.

On February 7, 2014, the Company issued 9,700,000 shares of its common stock at par representing 97% of the then total outstanding 10,000,000 shares of common stock for $970.

The Company has no employees and only one director who also serves as the Company’s sole officer.

The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

CURRENT ACTIVITIES

The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur,

The Company anticipates that it will develop its business with a business combination with a private company or through the development of its business plan. The Company is designed to become a manufacturer of ignition interlock devices and anticipates that it will lease such alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. The Company envisions that it will develop its market of such interlock devices through franchises, distributorships, and independent installers.

No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

It is anticipated that any private company will bring with it to a business combination key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect such a business combination and although the Company anticipates that it will effect such a business combination there is no assurance that such combination will be consummated.

If and when the Company chooses to enter into a business combination with a private company, it will likely file a registration statement after such business combination is effected.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $1,900and had an accumulated deficit of $1,900.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

There is no assurance that the Company will ever be profitable.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities.

Once and if a business combination is effected, the Company may wish to cause the Company’s common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION

July 9, 2013	James Cassidy	10,000,000	$1,000
		(9,850,000 redeemed 2/6/2014)
July 9, 2013	James McKillop	10,000,000	$1,000
		(9,850,000 redeemed 2/6/2014)
February 7, 2014	Laurence Wainer	9,700,000	$970

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $1,900and had an accumulated deficit of $1,900.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

The Company anticipates that it will develop its business with a business combination with a private company or through the development of its business plan. The Company is designed to become a manufacturer of ignition interlock devices and anticipates that it will lease such alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. The Company envisions that it will develop its market of such interlock devices through franchises, distributorships, independent installers.

No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

A likely target company with which the Company may effect a business combination is one seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective a business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

2013 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company’s financial statements.

As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, the Company had sustained a net loss of $1,900 and had an accumulated deficit of $1,900.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2013 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

After the change in control of Blow & Drive to new management on February 6, 2014, the Board of Directors determined not to continue with the Registrant’s accountants and to engage a different accounting firm with whom they were familiar. On February 25, 2014, Anton & Chia, LLP, Newport Beach, California, the former accountants, were dismissed.

In connection with the audits of the Company’s financial statements for the period from July 2, 2013 (inception) to September 30, 2013 and the period July 2, 2013 (inception) through the date of dismissal, February 25, 2014, there were no disagreements with the former accountants, Anton & Chia, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

On February 27, 2014 (the “Engagement Date”), the Company engaged JPDH & Company as its independent registered public accounting firm. The decision to engage JPDH & Company as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and identified the following material weaknesses:

Inadequate segregation of duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

JPDH & Company, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Positions and Offices Held
Laurence Wainer	President, Director

Management of the Company

The Company has no full time employees.

On February 6, 2014 James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company.

Messrs. Cassidy and McKillop each beneficially retain 150,000 shares of the Company’s common stock.

Laurence Wainer was named as the sole director of the Company and appointed its President and sole officer.

Laurence Wainer serves as the sole officer and director of the Company. Mr. Wainer has built his career as an entrepreneur in Southern California beginning with a vending business which started while attending San Diego State University. In 2009, Mr. Wainer built a tax resolution company, Authorized Tax Relief, located in Los Angeles, California and LWIN Trading and LWIN Consulting both located in Valley Village, California.

Conflicts of Interest

Laurence Wainer, the sole officer and director of the Company, and as such will be solely responsible for the decision regarding any business combination and such a business combination may be effected with a company with which Mr. Wainer has an interest.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

The Company’s sole officer and director does not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock(1)

James Cassidy (1)	10,000,000	50%
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop (1)	10,000,000	50%
9454 Wilshire Boulevard
Beverly Hills, California 90212

All Executive Officers and	20,000,000
Directors as a Group (2 Person)

The following table updates the above information as of the date of filing this report.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock(1)

James Cassidy	150,000	1.5%
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop	150,000	1.5%
9454 Wilshire Boulevard
Beverly Hills, California 90212

Laurence Wainer	9,700,000	97%

All Executive Officers and	10,000,000
Directors as a Group (1 Person)

(1) Based on 20,000,000 shares outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

Laurence Wainer is the majority shareholder of the Company and also serves as its president, secretary and treasurer and sole director.

As the organizers and developers of Jam Run Acquisition Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement on Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until February 6, 2014 the date of the change in control, without repayment.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Wainer would not be considered an independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company’s current and former president donated their time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2013

Audit-Related Fees	$5,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company’s Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blow & Drive Interlock Corporation

We have audited the accompanying balance sheets of Blow & Drive Interlock Corporation formerly known as Jam Run Acquisition Corporation as of December 31, 2013, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the period from July 2, 2013 (inception) through December 31, 2013 Blow & Drive Interlock Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blow & Drive Interlock Corporation as of December 31, 2013 and the results of its operations and its cash flows for the period from July 2, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ JPDH & Company
Irvine, California
April 9, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Blow & Drive Interlock Corporation

(A Development Company)

Balance Sheet

December 31, 2013
Assets
Current Assets:
Cash	$2,000
Total Assets	$2,000

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$1,200
Total liabilities	$1,200

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000
Additional paid-in capital	700
Deficit accumulated during the development stage	(1,900)
Total stockholders’ equity	800
Total Liabilities and Stockholders’ Equity	$2,000

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Company)

Statement of Operations

For the Period From
July 2, 2013
(Inception) to
December 31, 2013

Sales	$-
Cost of sales	-
Gross Profit	-

Operating expenses
General and administrative	1,100
Total operating expenses	1,100

Loss from operations	(1,100)

Income (loss) before income taxes	(1,100)

Income taxes	800

Net (loss)	$(1,900)

Loss per common share-basic and diluted	$(0.00)

Weighted average number of common shares outstanding-basic and diluted	20,000,000

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Company)

Statements of Cash Flows

For the Period From
July 2, 2013 (inception)
to December 31, 2013
Cash Flows From Operating Activities
Net loss	$(1,900)
Changes in:
Accrued liabilities	1,200
Net cash used in operating activities	(700)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	2,000
Shareholder contributions	700
Net cash provided by financing activities	2,700
Net increase in cash	2,000
Cash at beginning of period	-
Cash at end of period	$2,000

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Company)

Statement of Changes in Stockholders’ Equity

		Common	Additional Paid-	Accumulated
	Shares	Stock	In Capital	Deficit	Total
Balance at July 2, 2013 (Inception)	-	$-	$-	$-	$-
Issuance of common stock for cash	20,000,000	2,000	-	-	2,000
Additional paid-in capital	-	-	700	-	700
Net loss	-	-	-	(1,900)	(1,900)
Balance at December 31, 2013	20,000,000	2,000	700	(1,900)	800

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

Note 1: Nature of Operations and Summary of Significant Policies

Nature of Operations

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development-stage SEC reporting company that intends to manufacture and lease alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. The Company envisions that it will develop its market of such interlock devices through franchises, distributorships and independent installers.

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value because of the immediate or short-term maturity of these financial instruments.

Income Taxes

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2013, and July 15, 2013, there are no outstanding dilutive securities.

Fair Value of Financial Instruments

FASB ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which priorities the inputs in measuring fair value. The hierarchy priorities the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;

Level 2:	defined as inputs other than quoted prices in active markets that is either directly or indirectly observable; and

Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

Revenue

The Company has no revenue as of December 31, 2013.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $1,900, since inception of the Company on July 2, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. Subsequent to December 31, 2013, the Company raised approximately $235,000 from its largest shareholder (see Note 4) and management believes that after these cash infusions, the Company has adequate working capital to operate through December 31, 2014 based on anticipated cash needs.

Management’s plans also include selling its equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 3: Recent Accounting Pronouncements

On April 22, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07, “Presentation of Financial Statements (Topic 205): Liquation Basis of Accounting” which is effective for reporting periods beginning after December 15, 2013.

The amendments in the Update require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks).

Management is currently analyzing the impact of adoption of ASU No. 2013-07 when it is effective in our next fiscal year.

Management does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4: Subsequent Events

On February 6, 2014, the Company redeemed an aggregate of 19,700,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,970.

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 150,000 shares of the Company’s common stock.

Laurence Wainer was named as the sole director of the Company and serves as its President and sole officer.

The Company entered into a five year lease agreement with a related party to lease office space, effective February 1, 2014. The lease requires monthly payments of $4,500. The lease is subject to renewal upon expiration. In accordance with the lease terms, the Company made a security deposit that totaled $18,000.

On January 25, 2014, the Company entered into an agreement with Tiber Creek Corporation to effect transactions intended to combine the Company with a United States reporting company. As consideration, the Company paid Tiber Creek Corporation $40,000 upon execution of the agreement. An additional $10,000 was due thirty days thereafter, and $5,000 per month is due thereafter until paid in full, for a total of $85,000.

On February 7, 2014, the Company issued 9,700,000 shares of its common stock at par representing 97% of the then total outstanding 10,000,000 shares of common stock.

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205

On April 7, 2014, Laurence Wainer contributed $75,000 as additional paid in capital.

INDEX TO EXHIBITS

Exhibit No.	Description

31*	CERTIFICATION PURSUANT tO SECTION 302
32*	CERTIFICATION PURSUANT to SECTION 906

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOW & DRIVE INTERLOCK CORPORATION
Formerly Jam Run Acquisition Corporation

	By:	/s/ Laurence Wainer
Chief Executive Officer

Dated: April 10, 2014

	By:	/s/ Laurence Wainer
Chief Financial Officer

Dated: April 10, 2014

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Laurence Wainer	Director	April 10, 2014

13