Form 10-Q
period 2014-03-31
Blow & Drive Interlock Corp
filed 2014-05-15
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55053

BLOW & DRIVE INTERLOCK CORPORATION

(Exact name of registrant as specified in its charter)

Jam Run Acquisition Corporation

(Former Name of Registrant as Specified in its Charter)

Delaware	46-3590850
(State or other jurisdiction of	(I. R.S. Employer
incorporation or organization)	Identification No.)

137 South Robertson Boulevard

Suite 129

Beverly Hills, California 90211

(Address of principal executive offices) (zip code)

818-299-0653

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, par value $0.0001	14,565,000

Documents incorporated by reference: None

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$44,057	$2,000
Prepaid expenses	7,500	-
Total current assets	51,557	$2,000

Other assets
Deposit	48,000	-
Total assets	$99,557	2,000

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities	$1,200	$1,200
Note payable - related party	27,753	-
Total current liabilities	28,953	1,200

Note payable - related party, net of current portion	130,040	-
Total liabilities	158,993	1,200

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,565,000 and 20,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,457	2,000
Stock subscription receivable	(457)	-
Additional paid-in capital	700	700
Deficit accumulated during the development stage	(61,136)	(1,900)
Total stockholders’ equity	(59,436)	800
Total Liabilities and Stockholders’ Equity	$99,557	$2,000

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

		For the Period From
	For the Three Months	July 2, 2013
	Ended	(Inception) to
	March 31, 2014	March 31, 2014

Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

Operating expenses
Professional fees	49,445	49,714
General and administrative	8,793	9,624
Total operating expenses	58,238	59,338

Loss from operations	(58,238)	(59,338)

Other income (expense)
Interest expense	998	998

Income (loss) before income taxes	(59,236)	(60,336)

Income taxes	-	800

Net (loss)	$(59,236)	$(61,136)

Loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-basic and diluted	13,976,333	18,014,176

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

		For the Period From
	For the Three Months	July 2, 2013
	Ended	(inception) to
	March 31, 2014	March 31, 2014
Cash Flows From Operating Activities
Net loss	$(59,236)	$(61,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for services	970	970
Changes in:
Prepaid expenses	(7,500)	(7,500)
Deposits	(48,000)	(48,000)
Accrued liabilities	-	1,200
Net cash used in operating activities	(113,766)	(114,466)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	2,000
Repurchase of common shares	(1,970)	(1,970)
Proceeds from note payable - related party	160,000	160,000
Repayments of notes payable - related party	(2,207)	(2,207)
Shareholder contributions	-	700
Net cash provided by financing activities	155,823	158,523
Net increase in cash	42,057	44,057
Cash at beginning of period	2,000	-
Cash at end of period	$44,057	$44,057

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash transactions:
Common stock issued for subscription receivable	$457	$457
Common stock issued for services	$970	$970

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

				Stock
		Common	Additional Paid-	Subscription	Accumulated
	Shares	Stock	In Capital	Receivable	Deficit	Total
Balance at July 2, 2013 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	20,000,000	2,000	-	-	-	2,000
Additional paid-in capital	-	-	700	-	-	700
Net loss	-	-	-	-	(1,900)	(1,900)
Balance at December 31, 2013	20,000,000	2,000	700	-	(1,900)	800
Issuance of common stock for services	9,700,000	970	-	-	-	970
Issuance of common shares for subscription receivable	4,565,000	457	-	(457)	-	-
Repurchase of common stock	(19,700,000)	(1,970)	-	-	-	(1,970)
Additional paid-in capital	-	-	-	-	-	-
Net loss	-	-	-	-	(59,236)	(59,236)
Balance at March 31, 2014 (Unaudited)	14,565,000	$1,457	$700	$(457)	$(61,136)	$(59,436)

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Policies

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

On February 6, 2014, James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 150,000 shares of the Company’s common stock.

On February 6, 2014, Laurence Wainer was named as the sole director of the Company and serves as its President and sole officer.

On January 25, 2014, the Company entered into an agreement with Tiber Creek Corporation to effect transactions intended to combine the Company with a United States reporting company. As consideration, the Company paid Tiber Creek Corporation $40,000 upon execution of the agreement. An additional $10,000 was due thirty days thereafter, and $5,000 per month is due thereafter until paid in full, for a total of $85,000. As of March 31, 2014, a total of $50,000 had been paid to Tiber Creek. Management estimated that approximately 50% of the agreement had been satisfied by Tiber Creek as of March 31, 2014, and has therefore recorded $42,500 in professional fees and $7,500 to prepaid expenses in the accompanying statements of operations through March 31, 2014.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

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

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2014 and December 31, 2013, there are no outstanding dilutive securities.

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

Revenue

The Company has no revenue as of March 31, 2014.

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $61,136, since inception of the Company on July 2, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. During the quarter ended March 31, 2014, the Company raised $160,000 from its largest shareholder (see Note 7). Subsequent to March 31, 2014, the Company raised an additional $75,000 from this same shareholder (See Note 9) and management believes that after these cash infusions, the Company has adequate working capital to operate at least through December 31, 2014 based on anticipated cash needs.

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

Management does not expect the adoption of ASU No. 2013-07 to have a significant impact on the Company’s results of operations, financial position or cash flow.

Management does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4: Stock Issuance

On February 6, 2014, the Company redeemed an aggregate of 19,700,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,970.

On February 7, 2014, the Company issued 9,700,000 shares of its common stock at par representing 97% of the then total outstanding 10,000,000 shares of common stock.

During the three months ended March 31, 2014, the Company issued 4,565,000 shares at par value of $0.0001 for a total of $456.50 from stock subscription receivable agreements.

Note 5: Warrants Issuance

There were no warrant issuances during the three months ended March 31, 2014.

Note 6: Related Party Transactions

The Company entered into a five year lease agreement with a related party to lease office space, effective February 1, 2014. The lease requires monthly payments of $4,500. The lease is subject to renewal upon expiration. In accordance with the lease terms, the Company made a security deposit that totaled $18,000.

Note 7: Notes Payable

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205

Note 8: Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2014, the Company has no contingent liability that is required to be recorded.

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

Note 9: Subsequent Events

On April 7, 2014, Laurence Wainer contributed $75,000 as additional paid in capital.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

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

Liquidity and Capital Resources

Our cash balance at March 31, 2014 was $44,057. Subsequent to March 31, 2014, Laurence Wainer contributed $75,000 as additional paid in capital.

Cash provided by financing activities for the three months ended March 31, 2014 was $159,463, which consisted primarily of $157,793 of net proceeds from the note payable – related party.

The Company has one long-term note in the amount of $157,793 due in March 2019.

Results of Operations

We are in the development stage and have not generated revenues as of March 31, 2014.

We incurred operating expenses of $59,338 from inception through March 31, 2014. These expenses consisted of general and administrative expenses, and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2014 was $61,136.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2014, the Company has no contingent liability that is required to be recorded.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we have engaged another accountant to assist with financial reporting.

3

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of March 31, 2014 and December 31, 2013, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of March 31, 2014 and December 31, 2013 were ineffective, based on COSO’s framework.

Part II – OTHER INFORMATION

Item 1: Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 1A: Risk Factors

There have been no material changes to Blow & Drive Interlock Corporation’s risk factors as previously disclosed in our most recent 10-K filing for the fiscal year ending December 31, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2014 and March 31, 2014, the Company issued 4,565,000 shares of its common stock to 35 investors for an aggregate consideration of $457.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

None

Item 5: Other Information

None

Item 6: Exhibits

List of Exhibits

31	Certification*

32	Certification of Chief Executive Officer*

101	XBRL exhibits

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed”.

4

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

By:	/s/ Laurence Wainer
Chief Executive Officer and Chief Financial Officer

May 15, 2014

5