Form 10-Q/A
period 2014-03-31
Blow & Drive Interlock Corp
filed 2014-07-24
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55053

BLOW & DRIVE INTERLOCK CORPORATION

(Exact name of registrant as specified in its charter)

Jam Run Acquisition Corporation

(Former Name of Registrant as Specified in its Charter)

Delaware	46-3590850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to Amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as originally filed with the Securities and Exchange Commission on May 15, 2014 (the “Original Form 10Q”): (i) Item 1 of Part 1 “Financial Information” and (ii) Item 6 of Part II, “Exhibits” , and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 32.1 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2014 did not fully disclose the nature of the “Deposit” in our “Other Assets” section of our Balance Sheet. We have made necessary conforming changes in Part 1 – “Financial Information”, Note 9: “Deposits”. In addition we have clarified our disclosure in Note 2: “Going Concern”.

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

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Period From July 2, 2013 (Inception) to March 31, 2014

Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

Operating expenses
Professional fees	49,445	49,714
General and administrative	8,793	9,624
Total operating expenses	58,238	59,338

Loss from operations	(58,238)	(59,338)

Other income (expense)
Interest expense	998	998

Income (loss) before income taxes	(59,236)	(60,336)

Income taxes	-	800

Net (loss)	$(59,236)	$(61,136)

Loss per common share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-basic and diluted	13,976,333	18,014,176

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statements of Cash Flows

	For the Three Months Ended March 31, 2014	For the Period From July 2, 2013 (inception) to March 31, 2014
Cash Flows From Operating Activities
Net loss	$(59,236)	$(61,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for services	970	970
Changes in:
Prepaid expenses	(7,500)	(7,500)
Deposits	(48,000)	(48,000)
Accrued liabilities	-	1,200
Net cash used in operating activities	(113,766)	(114,466)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	2,000
Repurchase of common shares	(1,970)	(1,970)
Proceeds from note payable - related party	160,000	160,000
Repayments of notes payable - related party	(2,207)	(2,207)
Shareholder contributions	-	700
Net cash provided by financing activities	155,823	158,523
Net increase in cash	42,057	44,057
Cash at beginning of period	2,000	-
Cash at end of period	$44,057	$44,057

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash transactions:
Common stock issued for subscription receivable	$457	$457
Common stock issued for services	$970	$970

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

	Shares	Common Stock	Additional Paid In Capital	Stock Subscription Receivable	Accumulated Deficit	Total
Balance at July 2, 2013 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	20,000,000	2,000	-	-	-	2,000
Additional paid-in capital	-	-	700	-	-	700
Net loss	-	-	-	-	(1,900)	(1,900)
Balance at December 31, 2013	20,000,000	2,000	700	-	(1,900)	800
Issuance of common stock for services	9,700,000	970	-	-	-	970
Issuance of common shares for subscription receivable	4,565,000	457	-	(457)	-	-
Repurchase of common stock	(19,700,000)	(1,970)	-	-	-	(1,970)
Additional paid-in capital	-	-	-	-	-	-
Net loss	-	-	-	-	(59,236)	(59,236)
Balance at March 31, 2014 (Unaudited)	14,565,000	1,457	700	(457)	(61,136)	(59,436)

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

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $61,136, since inception of the Company on July 2, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties. These factors created initial doubt about the Company’s ability to continue as a going concern. However, during the quarter ended March 31, 2014, the Company raised $160,000 from its largest shareholder (see Note 7). Subsequent to March 31, 2014, the Company raised an additional $75,000 from this same shareholder (See Note 10) and management believes that after these cash infusions, the Company has adequate working capital to operate at least through December 31, 2014 based on anticipated cash needs.

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

Note 9: Deposits

The Company entered into a five year lease agreement with a related party to lease office space, effective February 1, 2014. The lease requires monthly payments of $4,500. The lease is subject to renewal upon expiration. In accordance with the lease terms, the Company made a security deposit that totaled $18,000.

The Company also entered into an agreement with Well Electric, a Chinese company with experience in design and manufacture of ignition interlock devices, paying $30,000 to design and manufacture the prototype ignition interlock device for the Company. Well Electric has designed and manufactured such a device for another company which markets and sell the interlock devices in Australia and the United States. The design specifications provide for these prototypes to be equipped with wireless capabilities, GPS, video and infrared technologies. Well Electric will produce six prototype devices for the Company. The Company expects the delivery of the initial six prototypes in the late summer or early fall of 2014

Note 10: Subsequent Events

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

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

None

Item 5: Other Information

None

Item 6: Exhibits

List of Exhibits

31.1	Certification

32.1	Certification of Chief Executive Officer

101	101 XBRL exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

4

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

By:	/s/ Laurence Wainer
Chief Executive Officer and Chief Financial Officer

July 24, 2014

5