Form 10-Q
period 2014-06-30
Blow & Drive Interlock Corp
filed 2014-08-19
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission files number 000-55053

BLOW & DRIVE INTERLOCK CORPORATION

(Exact name of registrant as specified in its charter)

Jam Run Acquisition Corporation

(Former Name of Registrant as Specified in its Charter)

Delaware	46-3590850
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at August 15, 2014
Common Stock, par value $0.0001	14,565,000

Documents incorporated by reference: None

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$89,283	$2,000
Prepaid expenses	3,182	-
Total current assets	92,465	2,000

Other assets
Deposit	48,000	-
Total assets	$140,465	2,000

Liabilities and Stockholders’ Equity
Current liabilities
Accrued interest - related party	$3,077	$-
Accrued liabilities	15,500	1,200
Note payable - related party	28,676	-
Total current liabilities	47,253	1,200

Note payable - related party, net of current portion	129,117	-
Total liabilities	176,370	1,200

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,565,000 and 20,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,457	2,000
Stock subscription receivable	(457)	-
Additional paid-in capital	75,700	700
Deficit accumulated during the development stage	(112,605)	(1,900)
Total stockholders’ equity (deficit)	(35,905)	800
Total Liabilities and Stockholders’ Equity	$140,465	$2,000

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period From
	For the Three	For the Six	July 2, 2013
	Months Ended	Months Ended	(Inception) to
	June 30, 2014	June 30, 2014	June 30, 2014

Sales	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Operating expenses
Professional fees	29,587	79,032	79,032
General and administrative	18,005	26,798	27,898
Total operating expenses	47,592	105,830	106,930

Loss from operations	(47,592)	(105,830)	(106,930)

Other income (expense)
Interest expense	3,077	4,075	4,075

Income (loss) before income taxes	(50,669)	(109,905)	(111,005)

Income taxes	800	800	1,600

Net (loss)	$(51,469)	$(110,705)	$(112,605)

Loss per common share-basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding-basic and diluted	14,565,000	14,272,293	17,151,882

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statements of Cash Flows

		For the Period From
	For the	July 2, 2013
	Six Months Ended	(inception) to
	June 30, 2014	June 30, 2014
Cash Flows From Operating Activities
Net loss	$(110,705)	$(112,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for services	970	970
Changes in:
Prepaid expenses	(3,182)	(3,182)
Deposits	(48,000)	(48,000)
Accrued liabilities	17,377	18,577
Net cash used in operating activities	(143,540)	(144,240)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	2,000
Repayments of notes payable - related party	(2,207)	(2,207)
Repurchase of common shares	(1,970)	(1,970)
Proceeds from note payable - related party	160,000	160,000
Shareholder contributions	75,000	75,700
Net cash provided by financing activities	230,823	233,523
Net increase in cash	87,283	89,283
Cash at beginning of period	2,000	-
Cash at end of period	$89,283	$89,283

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$998	$998
Taxes	$800	$800

Non-cash transactions:
Common stock issued for subscription receivable	$457	$457
Common stock issued for services	$970	$970

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

			Additional	Stock
		Common	Paid-In	Subscription	Accumulated
	Shares	Stock	Capital	Receivable	Deficit	Total
Balance at July 2, 2013 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	20,000,000	2,000	-	-	-	2,000
Additional paid-in capital	-	-	700	-	-	700
Net loss	-	-	-	-	(1,900)	(1,900)
Balance at December 31, 2013	20,000,000	2,000	700	-	(1,900)	800
Issuance of common stock for services	9,700,000	970	-	-	-	970
Issuance of common shares for subscription receivable	4,565,000	457	-	(457)	-	-
Repurchase of common stock	(19,700,000)	(1,970)	-	-	-	(1,970)
Additional paid-in capital	-	-	75,000	-	-	75,000
Net loss	-	-	-	-	(110,705)	(110,705)
Balance at June 30, 2014 (Unaudited)	14,565,000	1,457	75,700	(457)	(112,605)	(35,905)

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Policies

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Nature of Operations

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development-stage SEC reporting company that intends to market and lease alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs.

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

On January 25, 2014, the Company entered into an agreement with Tiber Creek Corporation to effect transactions intended to combine the Company with a United States reporting company. As consideration, the Company paid Tiber Creek Corporation $40,000 upon execution of the agreement. An additional $10,000 was due thirty days thereafter, and $5,000 per month is due thereafter until paid in full, for a total of $85,000. As of June 30, 2014, a total of $65,000 had been paid to Tiber Creek. Management estimated that approximately 73% of the agreement had been satisfied by Tiber Creek as of June 30, 2014, and has therefore recorded $61,818 in professional fees and $3,182 in prepaid expenses in the accompanying Balance Sheet as of June 30, 2014.

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

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014 and December 31, 2013, there are no outstanding dilutive securities.

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

Revenue

The Company has no revenue as of June 30, 2014.

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $112,605, since inception of the Company on July 2, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and / or obtain additional financing from its stockholders and/or other third parties. These factors created initial doubt about the Company’s ability to continue as a going concern. However, during the six-months ended June 30, 2014, the Company raised $160,000 from its largest shareholder (see Note 8). Also during the quarter ended June 30, 2014 the Company raised an additional $75,000 from this same shareholder and management believes that after these cash infusions, the Company has adequate working capital to operate at least through December 31, 2014 based on anticipated cash needs.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

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

During the six months ended June 30, 2014, the Company issued 4,565,000 shares at par value of $0.0001 for a total of $457 in exchange for stock subscription receivable agreements.

Note 5: Warrant and Option Issuances

There was no warrant or option issuances during the three months ended June 30, 2014, nor are there any options or warrants outstanding at June 30, 2014.

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

The Company also entered into an agreement with Well Electric, a Chinese company with experience in design and manufacture of ignition interlock devices, paying $30,000 to design and manufacture the prototype ignition interlock device for the Company. Well Electric has designed and manufactured such a device for another company which markets and sell the interlock devices in Australia and the United States. The design specifications provide for these prototypes to be equipped with wireless capabilities, GPS, video and infrared technologies. Well Electric will produce six prototype devices for the Company. The Company expects the delivery of the initial six prototypes in the late summer or early fall of 2014

Note 8: Notes Payable

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205. The Company and Laurence Weiner entered into an additional agreement effective April 2014 suspending loan repayments until January 2015.

Note 9: Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2014, the Company has no contingent liability that is required to be recorded.

On January 25, 2014, the Company entered into an agreement with Tiber Creek Corporation to effect transactions intended to combine the Company with a United States reporting company. As consideration, the Company paid Tiber Creek Corporation $40,000 upon execution of the agreement. An additional $10,000 was due thirty days thereafter, and $5,000 per month is due thereafter until paid in full, for a total of $85,000. Through June 30, 2014 $65,000 has been paid to Tiber Creek Corporation.

Note 10: Subsequent Events

As of August 15, 2014, there are no subsequent events.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development-stage SEC reporting company that intends to market and lease alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs.

Liquidity and Capital Resources

Our cash balance at June 30, 2014 was $89,283 due largely to Laurence Wainer contributing $75,000 as additional paid in capital in the quarter.

Cash provided by financing activities for the six months ended June 30, 2014 was $230,823 which consisted primarily of $160,000 of net proceeds from the note payable – related party.

The Company has one long-term note in the amount of $157,793 due in March 2019.

Results of Operations

We are in the development stage and have not generated revenues as of June 30, 2014.

We incurred operating expenses of $106,930 from inception through June 30, 2014. These expenses consisted of general and administrative expenses, and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through June 30, 2014 was $112,605.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2014, the Company has no contingent liability that is required to be recorded.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable

3

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2014 and June 30, 2014, the Company issued 4,565,000 shares of its common stock to 35 investors for an aggregate consideration of $457.

Item 3: Defaults upon Senior Securities

None

4

Item 4: Mine Safety Disclosures

None

Item 5: Other Information

None

Item 6: Exhibits

List of Exhibits

31.1	Certification*

32.1	Certification of Chief Executive Officer*

101	101 XBRL exhibits

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed”.

5

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

By:	/s/ Laurence Wainer
Chief Executive Officer and Chief Financial Officer

August 19, 2014

6