Form 10-Q
period 2014-09-30
Blow & Drive Interlock Corp
filed 2014-11-17
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission files number 000-55053

BLOW & DRIVE INTERLOCK CORPORATION

(Exact name of registrant as specified in its charter)

Jam Run Acquisition Corporation

(Former Name of Registrant as Specified in its Charter)

Delaware	46-3590850
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No. )

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

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at November 14, 2014
Common Stock, par value $0.0001	14,565,000

Documents incorporated by reference: None

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$66,656	$2,000
Prepaid expenses	8,500	-
Total current assets	75,156	2,000

Other assets
Deposit	48,000	-
Total assets	$123,156	2,000

Liabilities and Stockholders’ Equity
Current liabilities
Accrued interest - related party	$6,214	$-
Accrued liabilities - related party	32,000	-
Taxes payable	2,000	1,200
Note payable - related party	18,873	-
Total current liabilities	59,087	1,200

Note payable - related party, net of current portion	138,920	-
Total liabilities	198,007	1,200

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,565,000 and 20,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,457	2,000
Stock subscription receivable	(457)	-
Additional paid-in capital	75,700	700
Deficit accumulated during the development stage	(151,551)	(1,900)
Total stockholders’ equity (deficit)	(74,851)	800
Total Liabilities and Stockholders’ Equity	$123,156	$2,000

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period From
	For the Three	For the Nine	July 2, 2013
	Months Ended	Months Ended	(Inception) to
	September 30, 2014	September 30, 2014	September 30, 2014
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Operating expenses
Professional fees	17,491	96,523	96,523
General and administrative	18,318	45,116	46,216
Total operating expenses	35,809	141,639	142,739

Loss from operations	(35,809)	(141,639)	(142,739)

Other income (expense)
Interest expense	3,137	7,212	7,212

Income (loss) before income taxes	(38,946)	(148,851)	(149,951)

Income taxes	-	800	1,600

Net (loss)	$(38,946)	$(149,651)	$(151,551)

Loss per common share-basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding-basic and diluted	14,565,000	14,370,934	16,629,967

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statements of Cash Flows

	For the Nine Months Ended	For the Period From July 2, 2013 (inception)
	September 30, 2014	September 30, 2014
Cash Flows From Operating Activities
Net loss	$(149,651)	$(151,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for services	970	970
Changes in:
Prepaid expenses	(8,500)	(8,500)
Deposits	(48,000)	(48,000)
Accrued interest and liabilities	39,014	40,214
Net cash used in operating activities	(166,167)	(166,867)

Cash Flows From Financing Activities
Proceeds from issuance of common stock		2,000
Repayments of notes payable - related party	(2,207)	(2,207)
Repurchase of common shares	(1,970)	(1,970)
Proceeds from note payable - related party	160,000	160,000
Shareholder contributions	75,000	75,700
Net cash provided by financing activities	230,823	233,523
Net increase in cash	64,656	66,656
Cash at beginning of period	2,000	-
Cash at end of period	$66,656	$66,656

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$998	$998
Taxes	$800	$800

Non-cash transactions:
Common stock issued for subscription receivable	$457	$457
Common stock issued for services	$970	$970

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

	Shares	Common Stock	Additional Paid- In Capital	Stock Subscription Receivable	Accumulated Deficit	Total
Balance at July 2, 2013 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	20,000,000	2,000	-	-	-	2,000
Additional paid-in capital	-	-	700	-	-	700
Net loss	-	-	-	-	(1,900)	(1,900)
Balance at December 31, 2013	20,000,000	2,000	700	-	(1,900)	800
Issuance of common stock for services	9,700,000	970	-	-	-	970
Issuance of common shares for subscription receivable	4,565,000	457	-	(457)	-	-
Repurchase of common stock	(19,700,000)	(1,970)	-	-	-	(1,970)
Additional paid-in capital	-	-	75,000	-	-	75,000
Net loss	-	-	-	-	(149,651)	(149,651)
Balance at September 30, 2014 (Unaudited)	14,565,000	1,457	75,700	(457)	(151,551)	(74,851)

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Policies

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

On January 25, 2014, the Company entered into an agreement with Tiber Creek Corporation to effect transactions intended to combine the Company with a United States reporting company. As consideration, the Company paid Tiber Creek Corporation $40,000 upon execution of the agreement. An additional $10,000 was due thirty days thereafter, and $5,000 per month is due thereafter until paid in full, for a total of $85,000. As of September 30, 2014, the total of $85,000 has been paid to Tiber Creek. Management estimated that approximately 90% of the agreement had been satisfied by Tiber Creek as of September 30, 2014, and has therefore recorded $76,500 in professional fees and $8,500 in prepaid expenses in the accompanying Balance Sheet as of September 30, 2014.

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

The Company is a development stage company intending to market and lease ignition interlock devices. The Company was incorporated in the State of Delaware in July 2013, and was formerly known as Jam Run Acquisition Corporation..

The Company is located at 137 South Robertson Boulevard, Suite 129, Beverly Hills, California 90211. The Company’s main phone number is (818) 299-0653.

The Company is designed to market and sell (lease) a breath alcohol ignition interlock device which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 5,641,000 shares of common stock of the Company offered by the holders thereof. The selling shareholders will offer their shares at a price of $1.00 per share. The Company will not receive any proceeds from the sale of the Shares.

The offering will terminate twenty-four (24) months from the date that the registration statement relating to the shares is declared effective, unless earlier fully subscribed or terminated by the Company. The registration statement has not yet been declared effective.

There is no public market for the Company’s common stock and no assurances can be given that a public market will develop following completion of its offering or that, if a market does develop, it will be sustained. The Company intends to initially apply for admission to quotation of its securities on the OTC Bulletin Board as soon as possible but there is no assurance that it will be successful in its application.

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

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2014 and December 31, 2013, there are no outstanding dilutive securities.

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

Revenue

The Company has no revenue as of September 30, 2014.

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $151,551, since inception of the Company on July 2, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and / or obtain additional financing from its stockholders and/or other third parties. These factors created initial doubt about the Company’s ability to continue as a going concern. However, during the nine-months ended September 30, 2014, the Company raised $160,000 from its largest shareholder (see Note 8). Also during the 2nd quarter of 2014 the Company raised an additional $75,000 from this same shareholder and management believes that after these cash infusions, the Company has adequate working capital to operate at least through December 31, 2014 based on anticipated cash needs.

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

During the nine months ended September 30, 2014, the Company issued 4,565,000 shares at par value of $0.0001 for a total of $457 in exchange for stock subscription receivable agreements.

Note 5: Warrant and Option Issuances

There was no warrant or option issuances during the three months ended September 30, 2014, nor are there any options or warrants outstanding at September 30, 2014.

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

The Company also entered into an agreement with Well Electric, a Chinese company with experience in design and manufacture of ignition interlock devices, paying $30,000 to design and manufacture the prototype ignition interlock device for the Company. Well Electric has designed and manufactured such a device for another company which markets and sell the interlock devices in Australia and the United States. The design specifications provide for these prototypes to be equipped with wireless capabilities, GPS, video and infrared technologies. Well Electric will produce six prototype devices for the Company. The Company expects the delivery of the initial six prototypes in the fourth quarter of 2014 or first quarter if 2015.

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

Note 9: Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2014, the Company has no contingent liability that is required to be recorded.

Note 10: Subsequent Events

As of November 14, 2014, there are no subsequent events.

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

Liquidity and Capital Resources

Our cash balance at September 30, 2014 was $66,656 due largely to Laurence Wainer contributing $75,000 as additional paid in capital in the quarter.

Cash provided by financing activities for the nine months ended September 30, 2014 was $230,823 which consisted primarily of $160,000 of net proceeds from the note payable – related party.

The Company has one long-term note in the amount of $157,793 due in March 2019. Currently payments have been suspended on this note and set to start up again in January 2015.

Results of Operations

We are in the development stage and have not generated revenues as of September 30, 2014.

We incurred operating expenses of $142,739 from inception through September 30, 2014. These expenses consisted of general and administrative expenses, and professional fees incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2014 was $151,551.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2014, the Company has no contingent liability that is required to be recorded.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of September 30, 2014 and December 31, 2013, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of September 30, 2014 and December 31, 2013 were ineffective, based on COSO’s framework.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2014 and September 30, 2014, the Company issued 4,565,000 shares of its common stock to 35 investors for an aggregate consideration of $457.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

None

4

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

November 17, 2014

6