Form 10-K
period 2014-12-31
Blow & Drive Interlock Corp
filed 2015-03-30
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

[  ] Yes [X] No

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

$487.00

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2015
Common Stock, par value $0.0001	14,898,750

Documents incorporated by reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are in the development stage of establishing a storefront property at 1080 South La Cienega Boulevard, #304, Los Angeles, California 90035 to lease, install and monitor breath alcohol ignition interlock devices for individuals who are required to use such devices in their automobiles. This device is a mechanism that is installed on the steering column of an automobile and into which a driver exhales. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program. We plan to become certified in the State of California and all other states as a provider and installer of breath alcohol devices. In addition, we intend to sell franchises of the “Blow & Drive” business. To date, we have filed franchise applications in all fifty states. Once approved, we may begin to sell franchises in states that have approved our application and where we are a certified provider of interlock units.

As a development stage company, we have a limited operating history, we currently have no revenues, and we expect to experience losses in the near term.

Corporate History

We were incorporated in the State of Delaware in July 2013 under the name Jam Run Acquisition Corporation. We initially were formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. To that end, on September 30, 2013, we filed a registration statement on Form 10-12G pursuant to the Securities Exchange Act of 1934 and became a reporting company subject to the reporting requirements of the Securities Exchange Act of 1934.

On February 6, 2014, the following events occurred which resulted in a change of control:

We redeemed an aggregate of 19,700,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,970. James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop have each retained 150,000 shares of the Company’s common stock. Laurence Wainer was named as the sole director of the Company and serves as its President and sole officer. On February 7, 2014, the Company issued 9,700,000 shares of its common stock to Mr. Wainer at par representing 97% of the then total outstanding 10,000,000 shares of common stock for $970.

In connection with the change in control, our shareholders and board of directors unanimously approved the change of the Company’s name from Jam Run Acquisition Corporation to Blow & Drive Interlock Corporation.

Relationship with Tiber Creek Corporation

In January 2014, we entered into an agreement with Tiber Creek Corporation of which James Cassidy, our former President, is the president and controlling shareholder. Tiber Creek Corporation assists private companies in becoming public reporting companies, the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers. In exchange for its services, Tiber Creek Corporation received a fee of $85,000. There are no additional fees or expenses to be charged to us by Tiber Creek Corporation for its services.

Tiber Creek Corporation effected the transfer of substantially all of the common stock of Jam Run Acquisition Corporation, a reporting company, to Laurence Wainer and effected the services of Cassidy & Associates to initially assist us in the change of control and the preparation of our registration statement on Form S-1 filed on June 2, 2014.

The Breath Alcohol Ignition Interlock Device

The ignition interlock device is a breath-alcohol testing device approximately the size of a smartphone which is installed directly onto a vehicle’s steering column. The ignition interlock device requires the driver to exhale into the device prior to starting the vehicle. The device will prevent the vehicle from starting if the driver’s blood-alcohol content exceeds a predetermined set level.

Our device as designed by Well Electric will attempt to incorporate the latest technology and design in the market for such devices. The device is designed to have both GPS and video capabilities. The device has a fuel cell sensor and a color display screen. The external camera mounting can wrap around the automobile’s rear view mirror. The device is powered by either an internal battery or a power cable from a control box which supports both 24V and 12V batteries. The device has both USB communication capabilities and WiFi (with approval from service provider).

The specifications for our ignition interlock device are as follows:

Sample head
Sensor	Fuel cell
Working Temperature	-40˚C to 85˚C
Display Screen	Color screen
Memory and Save	80,000 events with pictures save and download form sample head
Communication	USB, WiFi, 3G(user need to get US approval with service provider)
Communication with control box	Wireless
Power supply	Internal battery or power cable from control box
Human checking	Flow sensing, air temperature sensing

External
Camera	External camera mounting around the review mirror
Night photo	White LED, and IR light
Control box	Support 24V and 12V
Motor Start Checking	Ignition checking, power checking, moving checking
PC software	One client side software, which able to set sample and input user information. Picture and events may also be downloaded. This is not web or server side software

Business Plan

We contracted with Well Electric, a company located in China, with experience in design and manufacture of ignition interlock devices, to design and manufacture the prototype ignition interlock device for us. Well Electric has designed and manufactured such a device for another company which markets and sells the interlock devices in Australia and the United States. The design specifications provide for these prototypes to be equipped with wireless capabilities, GPS, video and infrared technologies. Well Electric produced six prototype devices for us. We can purchase additional units at a cost of approximately $500 each for units with a camera and $400 each for units without a camera.

We received the initial delivery of the six prototype units in November 2014. We sent two of the devices to an independent certified testing laboratory in December 2014 to verify that they meet or exceed the guidelines for such interlock systems as published by the National Highway Transportation Safety Agency. We expect the testing certification process to take approximately five months and be completed in or about May 2015.

After successful certification, we will apply for state certification in California to be a certified provider and installer. States usually approve any ignition interlock device that has received certification from an independent testing laboratory that the device meets or exceeds the published guidelines in the Model Specifications for Breath Alcohol Ignition Interlock Devices published by the National Highway Transportation Safety Agency. State certification process typically takes approximately 90 days.

Each state’s department of motor vehicles maintains a list of their state’s approved ignition interlock providers. The list for each state is available through the website of that state’s department of motor vehicles. We believe that placement on the approved list of providers occurs once the provider’s ignition interlock device has received lab certification and we complete the state’s provider application and submit the lab test results.

After receiving such certification in California (or any other state to which we apply), we will appear on the list of approved ignition interlock installers provided to the DUI/DWI offenders by the relevant courts, the Department of Motor Vehicles or other programs (in California or in other states). After receiving the certification in California, we intend to open a storefront location and hire personnel to install, calibrate, remove and monitor the devices. We plan to expand to other states once our devices are approved and our franchise applications are approved.

We will lease ignition interlock devices only to those persons requiring the installation of such devices by a court, the Department of Motor Vehicles or other regulatory agency mandated program. We will not sell or lease the devices to the general public. The retail price to lease an ignition interlock device from us is estimated at between $100-$225 for installation, $75 per month lease, and $100 for removal.

The individual subject to the court order pays for the installation of the ignition interlock device. We will provide the on-going monitoring of the device by downloading data from the device at predetermined intervals according to state guidelines. The data will be collected and made available to the appropriate authorities for review. The data will show all alcohol tests and the pass/failure of each as well as missed tests and attempts to bypass or circumvent the system. The data will also reflect the time the car is being driven.

We anticipate a timeline as marked beside each item and known cost assessments to be paid as outlined in the table below.

		Monthly
	One time Fee	Recurring Fees

Send to independent testing lab for certification	$35,000
(January 2015 - May 2015)
Apply for California approval of device
(April 2015 - May 2015)	$100
Apply for approval as Bureau of Automotive Repair (“BAR”) licensed provider	$200
(April 2015 - May 2015)
Legal fee	$5,000
Accounting fee		$1,750
Storefront lease		$1,650

Monthly loan repayment (Commencing February 2015)		$3,205
Hire employees to install, monitor, calibrate & remove devices		$5,600
(May 2015 estimated monthly salary for 2 employees)
Purchase additional units from Well Electric	$20,000
(May 2015, $500 per unit)

Currently, we have no ongoing operations and are still in the developmental stage. We have remaining $35,000 of anticipated expenses which is included in the table above along with other expenses we expect to incur and pay through 2015. As of March 20, 2015, we have approximately $174,000 in cash on hand remaining from the sale of common shares, a capital contribution, and a loan from our president. In order to meet the financial estimates outlined above, we will have to obtain additional capital by raising equity or debt financing through one or more transactions. We have not initiated any capital-raising activities. There can be no assurances that capital will be available to us on terms that are satisfactory to us, or at times when capital is needed, if at all.

Franchise Operations

As one means of generating revenue, we intend to sell franchises of the “Blow & Drive” business. To date, we have filed franchise applications in all fifty states. Once approved, we may begin to sell franchises in states that have approved our application and where we are a certified provider of interlock units. The franchises will adopt a uniform method of installing and servicing the interlock units, as a certified provider. Franchisees will be required to buy devices and parts from us for use in their business. The purchase of a franchise will include all manuals and equipment, and support and training, required to initially operate the business. To date we have sold no franchises and have generated no revenue from our franchise plans. We make no assurances that we will successfully sell franchises or that if we do, that we will generate meaningful revenues or profit from such sales.

Intellectual Property

We have not applied and do not intend to apply for a patent on the device or any of the technology contained therein. It is possible that other companies may develop similar or the same technology device and bring it to market. In addition, while Well Electric is developing and manufacturing the device under our specific Original Equipment Manufacturing specifications (i.e., it will have a unique model number and “look”), Well Electric has no other contractual obligation to us that would restrict it from developing similar devices for other companies which may compete with us. On January 16, 2015, we submitted two trademark applications at the United States Patent and Trademark Office: (i) “Blow & Drive Interlock” – recorded as application number 86495755, and (ii) “Blow & Drive” logo and design – recorded as application 8649666 (the “Trademark Applications”). There can be no assurance that the Trademark Applications will be approved and that U.S. Trademarks will be issued. We have submitted the Trademark Applications, in part, in conjunction with our franchising strategy. Currently, we claim common law rights in the trademarks, service marks and logos we use.

Manufacturing and Distribution

Well Electric, a manufacturing company located in Chenzan, China, manufactured and delivered an initial production of six ignition interlock devices in November 2014 using our own specifications, model number and outward design look. In December 2014, we sent two of those devices to an independent certified testing laboratory to obtain certification that the devices meet or exceed the guidelines in the Model Specifications of Breath Alcohol Ignition Interlock Devices published by the National Highway Traffic Safety Administration. We expect the testing certification process to be complete by May 2015.

After successful certification from the independent laboratory, we will apply for state certification in California. States usually approve any ignition interlock device that meets or exceeds the guidelines in the Model Specifications of Breath Alcohol Ignition Interlock Devices. The state certification process typically takes approximately 90 days. After we have received certification from the California State Department of Motor Vehicles for our ignition interlock devices, we intend to open a storefront location in Los Angeles County and hire personnel to install, calibrate, remove and monitor the devices. In addition, once we receive certification, we will apply for our name to appear on the list provided to offenders by the court or other regulatory agency as a certified provider of the device.

We are under no obligation to buy additional ignition interlock units from Well Electric. However, we can purchase additional units at a cost of approximately $500 each for units with a camera and $400 each for units without a camera. Well Electric can manufacture and deliver approximately 100 devices in approximately 30 days.

We will lease the device to the offender for the mandated required period at an annual price of $1,200 (including $75 monthly lease, installation and removal charges). After the mandated period has expired, the device will be returned to us and available for lease once again.

The Market for Ignition Interlock Devices

California first introduced an ignition interlock pilot program in the mid-1980’s as part of the legislature’s effort to combat drunk driving. Subsequently, the market for such devices has spread rapidly. According to the National Conference of State Legislatures, currently all fifty states and the District of Columbia have an ignition interlock law providing for the use of an interlock device in connection with DUI or DWI sentencing. Twenty-one states require that all first time offenders install an ignition interlock device; the other twenty-nine states do not require the installation of such a device for first time offenders but may require it for subsequent DUI or DWI offenses.

According to a study conducted by Philip Roth, PhD. and published by the National Highway Traffic Safety Administration, there were approximately 280,000 ignition interlock devices installed in vehicles across the U.S. in 2012. However, each year there are approximately 1,400,000 impaired driving arrests and 1,000,000 convictions. We anticipate that demand for required devices will continue to grow as organizations such as the Automobile Association of America (AAA), Mothers Against Drunk Driving (MADD), and The National Highway Traffic Safety Administration (NTSHA) push for federal adoption of mandatory Ignition Interlock Devices for all DUI/DWI offenders. However, there is no assurance that any such law may be proposed or adopted into law or that the market for mandatory installation of interlock devices will expand materially, if at all.

Governmental Regulations

The ignition interlock devices that we intend to market must be certified by the states in which we intend to market and lease the devices. Before applying for certification to any state, the devices are sent to an independent laboratory for testing and certification that the device meets or exceeds the guidelines published by the National Highway Traffic Safety Administration as the Model Specifications for Breath Alcohol Ignition Interlock Devices. Each state has its own set of certification guidelines that must be met. Typically the requirements for state certification are met once the device is certified by an independent laboratory as meeting or exceeding the National Highway Traffic Safety Administration’s published guidelines.

We submitted our device for testing by an independent testing laboratory in December 2014 and expect to receive the results by May 2015. We believe that the devices will be in substantial compliance with the regulations.

If our prototype devices meet the certification guidelines and are approved, we intend to submit the results to the department of motor vehicles initially in the State of California along with an application to be listed as an approved provider of ignition interlock devices.

In addition to approval of our ignition interlock device, we will need to apply to the State of California Bureau of Automotive Repair (BAR) to become a licensed provider of automobile repair in order to install and remove the devices. The process for such approval requires submitting an application to the Department of Consumer Affairs and payment of a $200 application fee. A representative from that department will visit our facility simply to ensure that there is the necessary space for the auto repair work intended to be performed. It does not certify or otherwise approve workmanship. The only auto repair work to be performed by us will be to install and remove the devices. Such work does not involve more than attaching the device to the steering column. We intend to start this licensing process by April 2015 and have been informed that it will take approximately 90 days.

Competition

We plan to compete for business with both foreign and domestic providers of ignition interlock devices. Many of our competitors are larger and may have substantially greater resources than we have. Currently, there are approximately fifteen other providers of ignition interlock devices. The leading providers have international sales and include Lifesafer, Guardian Interlock, Smart Start, and Draeger. Our competitors install and lease ignition interlock devices. Some of our competitors offer franchises, while others do not. Some of our competitors use the services of independent, third-party installers, whereas we plan to install the devices through our own retail locations or franchisees.

Strategic Partners and Suppliers

We do not design or manufacture the ignition interlock device that we intend to market and sell. We are using third party companies to design and manufacture such device. As such, we are relying on our contractual relationship with Well Electric to develop the ignition interlock prototype device to the standards required to meet federal and state guidelines. In addition, we will be using Well Electric as our manufacturer for additional devices.

Marketing Strategy

We have not yet conducted any advertising or marketing as our primary focus since inception has been developing our business plan and obtaining our prototype interlock devices. We are in the process of developing our marketing plan that we will use once the prototype is ready to enter the marketplace.

Research and Development

We have contracted with Well Electric to develop and manufacture the ignition interlock prototype devices for us. We have not undertaken any research or development in regard to the design of the device. We paid Well Electric, a company located in China with experience in design and manufacture of ignition interlock devices, $30,000 to design and manufacture the prototype ignition interlock device for us. Well Electric produced six prototype devices for us which we received in November 2014. Additional units can be purchased at a cost of approximately $500 for units with a camera and $400 each for units without a camera. There are no additional commitments from or to either party.

Employees

At present, our president, Mr. Wainer, is our sole officer and director. We have not paid to or accrued for Mr. Wainer any salary or other compensation and will not do so unless and until we raise or procure adequate capital (through operations, private financings, a primary public offering or otherwise) to pay any such compensation. In January 2015, we hired three employees to assist in testing our device for lab certification for a three-month period, which ends on March 31, 2015.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to furnish information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to furnish information under this item.

Item 2. Properties

Currently we use the offices of our president at 137 South Robertson Boulevard, Suite 129, Beverly Hills, California 90211 as our principal executive office. On February 1, 2014, we entered into a five-year lease with Ceres Avenue Trust for a storefront location at 731 Ceres Avenue, Los Angeles, California 90021 with monthly rental payments of $4,500 that commenced April 1, 2014. Although Ceres Avenue Trust is an entity controlled by the father of Mr. Wainer and the lease was not an arm’s-length transaction, we believe that the lease terms were appropriate for the location of the property. We did not pay the monthly rents on this location but had accrued them in our financial statements. On December 1, 2014, we entered into a Lease Cancellation and Termination Agreement with Ceres Avenue Trust. Pursuant to that agreement, we forfeited a security deposit of $18,000 that we had paid to Ceres Avenue Trust upon execution of the lease.

On January 21, 2015, we and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Our base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against us.

Item 4. Mine Safety Disclosures

We have no disclosure applicable to this item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for our securities.

We have applied for quotation of our securities on the OTC Bulletin Board. The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible to be quoted on the OTC Bulletin Board.

Since inception through March 31, 2015, we have sold the following securities to 39 individuals which were not registered under the Securities Act of 1933. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe that each recipient of the securities had such knowledge and experience in financial and business matters (alone or together with an advisor) that the recipient was capable of evaluating the merits and risks of the investment in our securities. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were payable with respect to any of the following transactions.

Date	Name	Number of Shares	Consideration ($)

January 26, 2015	Zhaleh Javanford	5,000	2,500

January 22, 2015	Gurgen S. Harutyunyan	13,750	11,000

January 20, 2015	Elliot Javanford	15,000	7,500

January 12, 2015	Gurgen S. Harutyunyan	12,500	10,000

December 26, 2014	Stuart David Petlak	100,000	80,000

December 23, 2014	Stuart David Petlak	187,500	150,000

February 7, 2014	Laurence Wainer	9,700,000	970.00
	President, CEO & CFO

	Chaim K Wainer	990,000	99.00
	Dianne Wainer	990,000	99.00
	Michael Wainer	990,000	99.00
	Karen Ariella	990,000	99.00
July 9, 2013	James Cassidy	150,000	1,000.00
July 9, 2013	James McKillop	150,000	1,000.00
	Maria Avalos	10,000	1.00
	Anthony Blum	10,000	1.00
	Alan Brander	10,000	1.00
	Edo Burstyn	10,000	1.00
	Ruth Burstyn	10,000	1.00
	Thomas Feight	10,000	1.00
	Robert Garcia	10,000	1.00
	Elliot Javanfard	25,000	2.50
	Leah Javanfard	25,000	2.50
	Lauren Katz	10,000	1.00
	Akiva Kurtzman	10,000	1.00
	Ronete Kurtzman	10,000	1.00
	Joe Miller	10,000	1.00
	Stuart David Petlack	10,000	1.00
	Helena Naomi Petlack	10,000	1.00
	Ariella Rosenblatt	25,000	2.50
	Matthew Rosenblatt	25,000	2.50
	Franchisco Rossi	10,000	1.00
	Jimena Salazar	10,000	1.00
	Nathaniel Sandlow	10,000	1.00
	Alicia Silver	25,000	2.50
	David Silver	25,000	2.50
	Ira Silver	25,000	2.50
	Michelle Silver	75,000	7.50
	Rachel Silver	25,000	2.50
	Abraham Summers	10,000	1.00
	Westside Kollel,DBA LINK (3)	10,000	1.00
	Elon Winkler	25,000	2.50
	Karyn Winkler	25,000	2.50
	Natan Winkler	25,000	2.50
	Renee Winkler	75,000	7.50
		14,898,750

We have not declared any cash dividends on our common stock since inception and do not anticipate any in the future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board may deem relevant at that time.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to furnish information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document we make a number of statements, referred to as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

●	whether or not our breath alcohol ignition interlock device receives the necessary certifications;

●	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

●	our ability to attract and retain the qualified personnel to implement our growth strategies;

●	our ability to fund our short-term and long-term operating needs;

●	changes in our business plan and corporate strategies; and

●	other risks and uncertainties discussed in greater detail in the sections of this document.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this document as well as other public reports filed with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this document to reflect new events or circumstances unless and to the extent required by applicable law.

Overview

We are a development stage company that was incorporated in the State of Delaware in July 2013. As of the periods from inception, July 2, 2013 (inception), through the date of this report, we did not generate any revenue and incurred expenses and operating losses as part of our development stage activities. From July 2, 2013 (inception) to December 31, 2014, we experienced a net loss and accumulated deficit of $225,669 and total liabilities of $193,605 consisting primarily of notes payable to our president, Laurence Wainer.

We intend to market and lease a breath alcohol ignition interlock device which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

We paid Well Electric, a company located in China with experience in design and manufacture of ignition interlock devices, $30,000 to design and manufacture the prototype ignition interlock device for us. Well Electric produced six prototype devices for us which we received in November 2014. Additional units can be purchased at a cost of approximately $500 for units with a camera and $400 each for units without a camera.

We sent two of the devices to an independent certified testing laboratory in December 2014 to verify that they meet or exceed the guidelines for such interlock systems published by the National Highway Transportation Safety Agency. We expect the testing certification process to take approximately five months.

After successful certification from an independent testing laboratory, we will apply for state certification. We anticipate that we will begin our first certification in California. States usually approve any ignition interlock device that has obtained certification from an independent testing laboratory that the device meets or exceeds the standards published by the National Highway Transportation Safety Agency. The state certification process typically takes approximately 90 days.

After receiving state certification, we plan to open our initial storefront location in Los Angeles County, California and hire qualified personnel to install, calibrate, remove and monitor the devices. After such certification, we will also appear on the list of approved ignition interlock installers provided to the DUI/DWI offender by the Court, the Department of Motor Vehicles or other program.

Anticipated Timeline, Cost and Summary of Business Plan

The table below is a time line and cost estimate only. The dates are subject to change based upon unforeseen or unanticipated delays. The costs are estimates based on costs and prices available at this time.

We anticipate a timeline as marked beside each item and known cost assessments to be paid as outlined in the table below.

	One time Fee	Monthly Recurring Fees

Send to independent testing lab for certification	$35,000
(January 2015 - May 2015)
Apply for California approval of device
(April 2015 - May 2015)	$100
Apply for approval as Bureau of Automotive Repair (“BAR”) licensed provider	$200
(April 2015 - May 2015)
Legal fee	$5,000
Accounting fee		$1,750
Storefront lease		$1,650

Monthly loan repayment (Commencing February 2015)		$3,205
Hire employees to install, monitor, calibrate & remove devices		$5,600
(May 2015 estimated monthly salary for 2 employees)
Purchase additional units from Well Electric	$20,000
(May 2015, $500 per unit)

Given the above estimated costs and timeline, we anticipate that we will commence operations in May 2015.

As of December 31, 2014, we had $272,692 in cash on hand.

We have earned no revenues to date and our operations consist solely of contracting for the initial development of the design specifications for the interlock device and the production of a prototype device.

Once we obtain certification of our prototype, we anticipate that we will require additional capital to purchase additional devices and to open our initial retail store including hiring personnel qualified to work on the ignition interlock devices.

Revenues and Losses

Currently, we have no revenues and have not realized any profits. In order to succeed, we need to develop a viable strategy to market and commercialize our products. We have received a capital contribution from Laurence Wainer in the amount of $75,000 and effected a note with Mr. Wainer in the amount of $160,000. Also, we raised $230,456 in cash by issuing 4,852,500 shares of common stock. These funds have provided the initial funds necessary to enter into a contract with Well Electric for $30,000 for the design and manufacture of six prototype devices. Additional devices will cost approximately $500 per unit for units with a camera, and $400 for units without a camera.

Through December 31, 2014, we had an accumulated deficit since inception of $225,669 and as of December 31, 2014, we had approximately $272,692 cash on hand. We anticipate that these funds will be used as delineated in the table above.

Notes Payable

On February 16, 2014, we entered into a note payable agreement with Laurence Wainer, our sole director and sole officer. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments of $3,205 beginning in March 2014. We and Laurence Wainer have agreed to suspend the monthly payments on the note through January 30, 2015. On January 30, 2015, we began making payments on the loan in the amount of $3,205.

Additional Paid-In Capital

On April 7, 2014, Laurence Wainer contributed $75,000 as additional paid in capital. The prior management of the Company paid all incorporating and other expenses totaling $700 without expectation, then or at any future time, of repayment, and such is recorded as additional paid-in capital.

Potential Revenue

We intend to earn revenue from installation and leasing of our ignition interlock device to those persons who may be under court or other mandated programs to install ignition interlock devices on their automobiles. As another means of generating revenue, we intend to sell franchises of the “Blow & Drive” business. To date, we have filed franchise applications in all fifty states. Once approved, we may begin to sell franchises in states that have approved our application and where we are a certified provider of interlock units. Franchisees will be required to buy devices and parts from us for use in their business. To date we have sold no franchises and have generated no revenue from our franchise plans. We make no assurances that we will successfully sell franchises or that if we do, that we will generate meaningful revenues or profit from such sales.

Alternative Financial Planning

We have no alternative financial plans at the moment. If we are not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), or through revenue, our ability to survive as a going concern and implement any part of our business plan or strategy will be severely jeopardized.

Equipment Financing

We have no existing equipment financing arrangements.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Development Stage and Capital Resources

Since our inception, we have devoted substantially all of our efforts to business planning. Accordingly, we are considered to be in the development stage. We have not generated revenues from our operations, and there is no assurance of future revenues.

There is no assurance that our activities will generate sufficient revenues to sustain our operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to us. Accordingly, given our limited cash and cash equivalents on hand, we will be unable to implement our business plan and proposed operations unless we obtain additional financing or otherwise are able to generate revenues and profits. We may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of Period ended December 31, 2013

During the period ended December 31, 2013, we had no substantive business operations.

As of December 31, 2013, we had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2013, we had sustained a net loss of $1,900 and had an accumulated deficit of $1,900.

We do not anticipate that we will generate revenue sufficient to cover our planned operating expenses, and we must obtain additional financing in order to develop and implement our business plan and proposed operations. We anticipate that we will attempt to raise funds to meet our planned expenses by an equity offering of our securities, through loans from financial institutions or by contributions from our officers, directors or shareholders.

Discussion of Period ended December 31, 2014

As of December 31, 2014, we had not generated revenues and had no income or cash flows from operations. At December 31, 2014, we had cumulative net loss and accumulated deficit of $225,669.

We raised $235,000 from our largest shareholder, and $230,456 from the issuance of additional common shares to other parties and management believes that after these cash infusions, we have adequate working capital to operate at least through December 31, 2015 based on anticipated cash needs as delineated in the table included in previous pages of this filing.

Management’s plans also include selling our equity securities and obtaining debt financing to fund our capital requirements and on-going operations; however, there can be no assurance we will be successful in these efforts.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to furnish information under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

After our change in control to new management on February 6, 2014, the board of directors determined not to continue with our independent registered accounting firm and to engage a different accounting firm with whom they were familiar. On February 25, 2014, Anton & Chia, LLP, Newport Beach, California, the former accountants, were dismissed.

In connection with the audits of our financial statements for the period from July 2, 2013 (inception) to September 30, 2013 and the period July 2, 2013 (inception) through the date of dismissal, February 25, 2014, there were no disagreements with the former accountants, Anton & Chia, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

On February 27, 2014, we engaged JPDH & Company as our independent registered public accounting firm. The decision to engage JPDH & Company as our independent registered public accounting firm was approved by our board of directors.

Item 9A. Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of our principal executive officer (who is also the principal financial officer).

Based upon our evaluation, our principal executive and financial officer (Mr. Wainer performs both roles) concluded that, as of December 31, 2014, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only one officer in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

We have engaged outside accounting and finance advisors to assist us in better implementing effective disclosure controls and procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and identified the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of the year ended December 31, 2014 and through the date of this filing, we issued the following securities that were not registered under the Securities Act and have not been included previously in a Current Report on Form 8-K. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the recipient of the securities had such knowledge and experience in financial and business matters (alone or together with an advisor) that the recipient was capable of evaluating the merits and risks of the investment in our securities. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act:

On December 23, 2014, we sold 187,500 shares of restricted common stock to an individual investor at a purchase price of $0.80 per share.

On December 26, 2014, we sold 100,000 shares of restricted common stock to an individual investor at a purchase price of $0.80 per share.

On January 12, 2015, we sold 12,500 shares of restricted common stock to an individual investor at a purchase price of $0.80 per share.

On January 20, 2015, we sold 15,000 shares of restricted common stock to an individual investor at a purchase price of $0.50 per share.

On January 22, 2015, we sold 13,750 shares of restricted common stock to an individual investor at a purchase price of $0.80 per share.

On January 26, 2015, we sold 5,000 shares of restricted common stock to an individual investor at a purchase price of $0.50 per share.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2014, we believe that all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were complied with except as follows:

Mr. James M. Cassidy, our former Director and President, did not file an initial report on Form 3 pertaining to his stock ownership. In addition, he did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was February 6, 2014. The relevant report was filed on February 19, 2014.

Mr. James K. McKillop, our former Director and Vice President, did not file an initial report on Form 3 pertaining to his stock ownership. In addition, he did not timely file one report on Form 4 pertaining to one late reported transaction. The date of the transaction was February 6, 2014. The relevant report was filed on February 19, 2014.

Directors, Executive Officers and Control Persons

The name, age and positions of our director and executive officer are listed below:

Name	Age	Position	Year Commenced

Laurence Wainer	48	President, Chief Executive Officer, Chief Financial Officer, Director	2014

Laurence Wainer serves as our sole director and officer. Mr. Wainer has built his career as an entrepreneur in Southern California beginning with a vending business which he started while attending San Diego State University. From 2009 to 2011 Mr. Wainer built a tax resolution company, Authorized Tax Relief, located in Los Angeles, California. From 2011 to September 2013, Mr. Wainer was employed as a consultant for LWIN Consulting. Mr. Wainer founded Blow & Drive Interlock Corporation in 2014 as a result of his commitment to help create safer roads for sober drivers, having been personally affected by drunk drivers.

Director Independence

Pursuant to Rule 5605(a)(2) of the NASDAQ Stock Market, one of the definitions of an independent director is a person other than an executive officer or employee of a company. Our board of directors has reviewed the materiality of any relationship that our sole director has with us, either directly or indirectly. Based on this review, the board has determined that our sole director is not an independent director as that term is defined by NASDAQ Stock Market Rule 5605(a)(2).

Corporate Governance and Code of Ethics

We do not have a nominating or audit committee of the board of directors, and have not yet adopted a Code of Ethics. At this time, we have only one director on our board who is also our sole officer. We anticipate adopting a Code of Ethics once our business operations are in place and we can expand our board of directors. Similarly, at such time as we have an expanded board of directors, the new management of the Company may review and implement, as necessary, nominating and/or audit committees.

Item 11. Executive Compensation

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal years ended December 31, 2014 and December 31, 2013. The following table summarizes all compensation for fiscal years 2014 and 2013 received by our Chief Executive Officer, and the Company’s two most highly compensated executive officers who earned more than $100,000 in fiscal year 2014.

Summary Compensation Table for 2014 and 2013 Fiscal Years

NAMED EXECUTIVE OFFICER AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NON-QUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMP. ($)	TOTAL ($)

Laurence Wainer (1)	2014	$–	$–	$–	$–	$–	$–	$–	$–
President, CEO, Director	2013	$–	$–	$–	$–	$–	$–	$–	$–

James Cassidy (2)	2014	$–	$—	$–	$–	$–	$–	$–	$–
Former President, Director	2013	$–	$–	$–	$–	$–	$–	$–	$–

James McKillop (2)	2014	$–	$–	$–	$–	$–	$–	$–	$–
Former Vice President, Director	2013	$–	$–	$–	$–	$–	$–	$–	$–

(1)	Mr. Wainer was appointed President, Chief Executive Officer, Chief Financial Officer and Director on February 6, 2014.
(2)	Mr. Cassidy and Mr. McKillop each resigned as officers and directors effective February 6, 2014.

Discussion of Compensation Table

We have not paid compensation to any officer or director since our inception in July 2013. Mr. Wainer was issued 9,700,000 shares of common stock for an aggregate purchase price of $970.

Employment Agreements

We have not entered into employment agreements with any of our employees or officers.

Anticipated Officer and Director Remuneration

We have not to date paid any compensation to any officer or director nor is any compensation owed to any officer or director as of December 31, 2014 and December 31, 2013. We intend to begin to pay annual salaries to all our officers and will pay an annual stipend to our directors when, and if, we complete a primary public offering for the sale of securities and/or we reach profitability, experience positive cash flow and/or obtains additional funding. At such time, we anticipate offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, we anticipate that our officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis. In addition, we plan to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 31, 2015, with respect to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of each class of our capital stock, (ii) each of our directors and director nominees (if any), (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. The term “executive officer” is defined as the President/Chief Executive Officer, Secretary, Chief Financial Officer/Treasurer, any vice-president in charge of a principal business function (such as administration or finance), or any other person who performs similar policy making functions for the Company. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, excepted where otherwise noted:

TITLE OF CLASS	NAME AND ADDRESS	AMOUNT OF BENEFICIAL OWNERSHIP (1)	PERCENT OF BENEFICIAL OWNERSHIP
Common Stock	Laurence Wainer, Chief Executive Officer and Director 137 S. Robertson Blvd., Suite 129 Beverly Hills, CA 90211	9,700,000 shares	66.1%
Common Stock	James M. Cassidy, former President and Director 215 Apolena Avenue Newport Beach, CA 92662	150,000 shares	1.0%
Common Stock	James K. McKillop, former Vice President and Director 9454 Wilshire Blvd., Suite 612 Beverly Hills, CA 90212	150,000 shares	1.0%
Common Stock	Michael Wainer 137 S. Ledoux Rd. Beverly Hills, CA 90211	990,000 shares	6.6%
Common Stock	Chaim K. Wainer 137 S. Ledoux Rd. Beverly Hills, CA 90211	990,000 shares	6.6%
Common Stock	Karen Ariella 137 S. Ledoux Rd. Beverly Hills, CA 90211	990,000 shares	6.6%
Common Stock	Dianne Wainer 137 S. Ledoux Rd. Beverly Hills, CA 90211	990,000 shares	6.6%
Common Stock	All Current Directors and Executive Officers as a Group (1 member)	9,700,000 shares	66.1%

(1) Based on 14,898,750 shares of Common Stock outstanding on the transfer records of the Company as of March 31, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2013, and all proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

All of the beneficial owners of more than five percent of our common stock are related to Laurence Wainer, the sole officer and director of the Company. Chaim and Dianne Wainer are the parents of Laurence Wainer, Michael Wainer is the brother of Laurence Wainer and Karen Ariella is the niece of Laurence Wainer. Each of these individuals is listed as a selling shareholder in the Registration Statement on Form S-1 that we filed with the SEC and which became effective on December 19, 2014.

On February 16, 2014, we entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments of $3,205 beginning in March 2014. We and Mr. Wainer entered into an additional agreement effective April 2014 suspending loan repayments until January 30, 2015. On January 30, 2015, we began making payments on the loan in the amount of $3,205.

Currently we use the offices of our president at 137 South Robertson Boulevard, Suite 129, Beverly Hills, California 90211 as our principal executive office.

On February 1, 2014, we entered into a five-year lease with Ceres Avenue Trust for a storefront location at 731 Ceres Avenue, Los Angeles, California 90021 with monthly rental payments of $4,500 that commenced April 1, 2014. Although Ceres Avenue Trust is an entity controlled by the father of Mr. Wainer and the lease was not an arm’s-length transaction, we believe that the lease terms were appropriate for the location of the property. We did not pay the monthly rents on this location but had accrued them in our financial statements. On December 1, 2014, we entered into a Lease Cancellation and Termination Agreement with Ceres Avenue Trust. Pursuant to that agreement, we forfeited a security deposit of $18,000 that we had paid to Ceres Avenue Trust upon execution of the lease.

James Cassidy and James McKillop were both former officers and directors of the Company. Mr. Cassidy and Mr. McKillop were involved with the Company prior to the change in control and may be considered promoters of the Company. Messrs. Cassidy and McKillop each initially owned 10,000,000 shares of common stock of the Company for which each paid $1,000. As part of the change of control, Messrs. Cassidy and McKillop each consented to the redemption of 9,850,000 shares of the common stock held by each of them for a redemption price of $875 each. Each of Messrs. Cassidy and McKillop retained 150,000 shares and is listed as a selling shareholder in the Registration Statement on Form S-1 that we filed with the Securities and Exchange Commission and which became effective on December 19, 2014. As the initial shareholder/officer of the Company, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the corporate documents and preparation of the initial registration statement.

Item 14. Principal Accounting Fees and Services

We have no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. Our current and former president donated their time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of our annual financial statements and review of financial statements included in our Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2014	December 31, 2013

Audit Fees (1)	$12,500	$—
Audit Related Fees (2)	10,000	5,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—
	$22,500	$5,000

(1) Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for 2014 and 2013 and for reviews of the financial statements included in each of our quarterly reports on Form 10-Q during 2014 and 2013.

(2) Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees for 2014 and 2013 are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q and Form S-1 filings.

(3) Tax Fees include the aggregate fees billed during years 2014 and 2013 for professional services for preparation of income tax returns.

(4) All Other Fees consist of fees paid for products and services other than the services reported above.

We do not currently have an audit committee serving and as a result our board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report on Form 10-K:

1. Financial Statements for the years ended December 31, 2014 and 2013:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

FINANCIAL STATEMENTS

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blow & Drive Interlock Corporation

We have audited the accompanying balance sheets of Blow & Drive Interlock Corporation formerly known as Jam Run Acquisition Corporation as of December 31, 2013 and 2014, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the period from July 2, 2013 (inception) through December 31, 2013 and for the year ended December 31, 2014. Blow & Drive Interlock Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company‘s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blow & Drive Interlock Corporation as of December 31, 2013 and 2014 and the results of its operations and its cash flows for the period from July 2, 2013 (inception) through December 31, 2013 and for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ JDPH & Company
Irvine, California
March 18, 2015

Blow & Drive Interlock Corporation

Balance Sheets

	December 31,
	2014	2013
Assets
Current Assets
Cash	$272,692	$2,000
Total current assets	272,692	2,000

Other assets
Property and equipment	2,400	-
Total assets	$275,092	2,000

Liabilities and Stockholders’ Equity
Current liabilities
Accrued interest - related party	$9,412	$-
Accrued expenses	24,400	-
Taxes payable	2,000	1,200
Note payable - related party	48,994	-
Total current liabilities	84,806	1,200

Note payable - related party, net of current portion	108,799	-
Total liabilities	193,605	1,200

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,852,500 and 20,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,485	2,000
Additional paid-in capital	305,671	700
Deficit accumulated during the development stage	(225,669)	(1,900)
Total stockholders’ equity (deficit)	81,487	800
Total Liabilities and Stockholders’ Equity	$275,092	$2,000

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statements of Operations

	Year Ended December 31, 2014	For the Period From July 2, 2013 (Inception) to December 31, 2013

Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

Operating expenses
Professional fees	136,548	-
General and administrative	40,010	1,100
Research and development	35,200	-
Total operating expenses	211,758	1,100

Loss from operations	(211,758)	(1,100)

Other income (expense)
Interest expense	10,411	-

Income (loss) before income taxes	(222,169)	(1,100)

Income taxes	1,600	800

Net (loss)	$(223,769)	$(1,900)

Loss per common share-basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding-basic and diluted	14,426,116	20,000,000

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statement of Changes in Stockholders’ Equity

				Stock
		Common	Additional Paid-	Subscription	Accumulated
	Shares	Stock	In Capital	Receivable	Deficit	Total
Balance at July 2, 2013 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	20,000,000	2,000	-	-	-	2,000
Additional paid-in capital	-	-	700	-	-	700
Net loss	-	-	-	-	(1,900)	(1,900)
Balance at December 31, 2013	20,000,000	2,000	700	-	(1,900)	800
Repurchase of common stock	(19,700,000)	(1,970)	-	-	-	(1,970)
Issuance of common stock for services	9,700,000	970	-	-	-	970
Issuance of common shares for subscription receivable	4,852,500	485	229,971	-	-	230,456
Additional paid-in capital	-	-	75,000	-	-	75,000
Net loss	-	-	-	-	(223,769)	(223,769)
Balance at December 31, 2014	14,852,500	1,485	305,671	-	(225,669)	81,487

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statements of Cash Flows

		For the Period From
	For the year Ended	July 2, 2013 (inception)
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities
Net loss	$(223,769)	$(1,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for services	970	-
Changes in:
Accrued interest and liabilities	34,612	1,200
Net cash used in operating activities	(188,187)	(700)

Cash Flows From Investing Activities
Purchase of fixed assets	(2,400)	-
Net cash (used) in investing activities	(2,400)	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	230,456	2,000
Repayments of notes payable - related party	(2,207)	-
Repurchase of common shares	(1,970)	-
Proceeds from note payable - related party	160,000	-
Shareholder contributions	75,000	700
Net cash provided by financing activities	461,279	2,700
Net increase in cash	270,692	2,000
Cash at beginning of period	2,000	-
Cash at end of period	$272,692	$2,000

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$998	$-
Taxes	$800	$-

Non-cash transactions:
Common stock issued for services	$970	$-

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock

Notes to the Financial Statements

Note 1: Nature of Operations and Summary of Significant Policies

Nature of Operations

Blow & Drive Interlock (the “Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development-stage SEC reporting company that intends to marker and lease alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs.

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

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014, there are no outstanding dilutive securities.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over three to five years. Improvements to leased property are depreciated over the life of the lease or the life of the improvement, whichever is less.

Revenue

The Company has no revenue as of December 31, 2014.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $225,669, since inception of the Company on July 2, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations. During, 2014, the Company raised approximately $235,000 from its largest shareholder (see note 4) and an additional $230,000 from stock sales in December 2014. Management believes that after these cash infusions, the Company has adequate working capital to operate through December 31, 2015 based on these infusions.

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

Note 3: Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915)” which is in effect for reporting periods beginning after December 15, 2014, however early adoption is permitted and the Company has adopted this update for the year ended December 31, 2014. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

Note 4: Property and equipment

The Company has received six prototype devices in November 2014 of which are currently under testing with a combined value of $2,400 at December 31, 2014. As the units have not been placed in service, no depreciation is being taken.

Note 5: Accrued Liabilities

At December 31, 2014, the Company has accrued professional fees for costs of $24,400, interest payable – related party for $9,412 and taxes payable of $2,000.

Note 6: Taxes

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2043 and 2013.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2014 or December 31, 2013, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2014 and 2013.

The Company has not completed a formal Section 382 analysis regarding the limitation of net operating loss carryforwards. As such, the Company’s net operating loss carryforwards may be limited if an ownership change occurred. The Company does not presently plan to complete a formal Section 382 analysis, and there is a full valuation allowance against its deferred tax assets for net operating losses. The company plans to perform a formal Section 382 analysis if there is sufficient taxable income in future years to begin utilizing its net operating loss carryforwards.

At December 31, 2014 and 2013, the Company had a cumulative federal operating loss carryforwards of approximately $225,000 and $2,000, respectively, which begins to expire in 2033.

Note 7: Note payable

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205. The Company and Laurence Weiner entered into an additional agreement effective April 2014 suspending loan repayments until January 2015. As of January 2015, the payments have resumed. The principal payments related to this note for the future years ended December 31, are as follows.

Year	Payments
2015	$48,994
2016	31,118
2017	33,617
2018	39,218
2019	4,836
$157,783

Note 8: Equity

In April 2014 the Company received $75,000 as additional paid in capital from Laurence Wainer, Chief Executive officer of the Company.

Note 9: Subsequent Events

On January 21, 2015 the Company entered into a twenty – four month lease agreement. The lease requires monthly payments of base rent of $1,450, commencing on February 1, 2015.

The Company issued 46,250 common shares in the month of January 2015 for $31,000.

2. Exhibits

3.1	Articles of Incorporation of Blow & Drive Interlock Corporation (1)

3.2	By-laws of Blow & Drive Interlock Corporation (1)

4.1	Form of Common Stock Certificate (1)

10.1	Agreement with Tiber Creek Corporation (3)

10.2	Promissory Note between Blow & Drive Interlock Corporation and Laurence Wainer dated February 16, 2014 (3)++

10.3	Form of Subscription Agreement (3)

10.4	Agreement with Well Electric (C4 Development Ltd.) dated January 23, 2014 (4)

10.5	Property Lease Agreement with Ceres Ave Trust dated February 1, 2014 (4)

10.6	Form of Subscription Agreement (5)

10.7	Lease Cancellation and Termination Agreement *

10.8	Lease dated January 21, 2015 with Marsel Plaza LLC *

16.1	Letter from Former Certifying Public Accountant (2)

31.1	Certification of our Chief Executive Officer and Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Statement of our Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

* Filed herewith

++ Indicates a management contract or compensatory plan or arrangement

(1) Filed with the Company’s Registration Statement on Form 10-12G (File No. 000-55053) filed on September 30, 2013 and incorporated by reference.

(2) Filed with the Company’s Current Report on Form 8-K dated March 30, 2014 and incorporated by reference.

(3) Filed with the Company’s Registration Statement on Form S-1/A (File No. 333-196472) filed on July 24, 2014 and incorporated by reference.

(4) Filed with the Company’s Registration Statement on Form S-1/A (File No. 333-196472) filed on September 29, 2014 and incorporated by reference.

(5) Filed with the Company’s Current Report on Form 8-K dated February 24, 2015 and incorporated by reference.

21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOW & DRIVE INTERLOCK CORPORATION

	By:	/s/ Laurence Wainer
Laurence Wainer
Dated: March 30, 2015		Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Laurence Wainer	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director	March 30, 2015
Laurence Wainer

22