Form 10-Q
period 2015-03-31
Blow & Drive Interlock Corp
filed 2015-05-15
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

1080 La Cienega Boulevard

Suite 304

Los Angeles, California 90035

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

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common Stock, par value $0.0001	14,896,000

Documents incorporated by reference: None

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Blow & Drive Interlock Corporation

Balance Sheets

	March 31	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash	$173,786	$272,692
Total current assets	173,786	$272,692

Other assets
Deposit	6,225	-
Property and equipment	4,678	2,400
Total assets	$184,689	275,092

Liabilities and Stockholders' Equity
Current liabilities
Accrued interest - related party	$2,840	$9,412
Accrued expenses	17,250	24,400
Accrued payroll liabilities	4,324	-
Taxes payable	2,000	2,000
Note payable - related party	56,549	48,994
Total current liabilities	82,963	84,806

Note payable - related party, net of current portion	101,244	108,799
Total liabilities	184,207	193,605

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,896,000 and 14,852,500 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,490	1,485
Additional paid-in capital	336,666	305,671
Deficit accumulated during the development stage	(337,674)	(225,669)
Total stockholders’ equity	482	81,487
Total Libilities and Stockholders' Equity	$184,689	$275,092

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Sales	$-	$-
Cost of sales	-	-
Gross Profit	-	-

Operating expenses
Payroll	52,176	-
Professional fees	24,862	-
General and administrative	19,424	49,445
Research development	12,500	8,793
Total operating expenses	108,962	58,238

Loss from operations	(108,962)	(58,238)

Other income (expense)
Interest expense	3,043	998

Income (loss) before income taxes	(112,005)	(59,236)

Income taxes	-	-

Net (loss)	$(112,005)	$(59,236)

Loss per common share-basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding-basic and diluted	14,887,089	13,976,333

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statement of Changes in Stockholders' Equity

				Stock
		Common	Additional Paid-	Subscription	Accumulated
	Shares	Stock	In Capital	Receivable	Deficit	Total
Balance at December 31, 2013	20,000,000	$2,000	$700	$-	$(1,900)	$800
Issuance of common stock for services	9,700,000	970	-	-	-	970
Issuance of common shares for subsription receivable	4,852,500	485	229,971	-	-	230,456
Repurchase of common stock	(19,700,000)	(1,970)	-	-	-	(1,970)
Additional paid-in capital	-	-	75,000	-	-	75,000
Net loss	-	-	-	-	(223,769)	(223,769)
Balance at December 31, 2014	14,852,500	1,485	305,671	-	(225,669)	81,487

Issuance of common stock for cash	43,500	5	30,995	-	-	31,000
Net loss	-	-	-	-	(112,005)	(112,005)
Balance at March 31, 2015	14,896,000	$1,490	$336,666	$-	$(337,674)	$482

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities
Net loss	$(112,005)	$(59,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for services	-	970
Depreciation	120
Changes in:
Prepaid expenses	-	(7,500)
Deposits	(6,225)	(48,000)
Accrued interest - related party	(6,572)	-
Accrued liabilities	(7,150)	-
Accrued payroll liabilities	4,324	-
Net cash used in operating activities	(127,508)	(113,766)

Cash Flows From Investing Activities
Purchase of fixed assets	(2,398)	-
Net cash (used) in investing activities	(2,398)	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	31,000	-
Repurchase of common shares	-	(1,970)
Proceeds from note payable - related party	-	160,000
Repayments of notes payable - related party	-	(2,207)
Net cash provided by financing activities	31,000	155,823
Net increase in cash	(98,906)	42,057
Cash at beginning of period	272,692	2,000
Cash at end of period	$173,786	$44,057

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$9,412	$-
Taxes	$-	$-

Non-cash transactions:
Common stock issued for subscription receivable	$-	$457
Common stock issued for services	$-	$970

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Notes to Financial Statements

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Policies

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

On January 25, 2014, the Company entered into an agreement with Tiber Creek Corporation to effect transactions intended to combine the Company with a United States reporting company. As consideration, the Company paid Tiber Creek Corporation $40,000 upon execution of the agreement. An additional $10,000 was due thirty days thereafter, and $5,000 per month is due thereafter until paid in full, for a total of $85,000. As of March 31, 2015, a total of $85,000 had been paid to Tiber Creek. Management estimated the agreement had been satisfied by Tiber Creek as of March 31, 2015, and has therefore recorded $85,000 in professional fees for the year ending December 31, 2014.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit

Income Taxes

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

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015 and March 31, 2014, there are no outstanding dilutive securities.

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

Revenue

The Company has no revenue as of March 31, 2015.

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation. As of March 31, 2015 the Company has not issued any options or warrants.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $337,674, since inception of the Company on July 2, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations. During, 2014, the Company raised approximately $235,000 from its largest shareholder (see note 4), an additional $230,000 from stock sales in December 2014 and $31,000 in the first quarter of 2015. Management believes that after these cash infusions, the Company has adequate working capital to operate through December 31, 2015 based on these infusions.

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

Note 3: Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities (Topic 915)” which is in effect for reporting periods beginning after December 15, 2014, however early adoption is permitted and the Company has adopted this update for the year ended December 31, 2014. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

Note 4: Stock Issuance

During the three months ended March 31, 2015 the Company issued 43,500 shares at par value of $0.0001 for a total of $31,000 in exchange cash.

Note 5: Warrant and Option Issuances

There was no warrant or option issuances during the three months ended March 31, 2015, nor are there any options or warrants outstanding at March 31, 2015.

Note 6: Deposits

On January 21, 2015, we and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Our base rent under the lease is $1,450 per month. The lease began on February 1, 2015 and this balance reflects the building deposit and the last month of the leases contract.

Note 7: Notes Payable

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205. The Company and Laurence Weiner entered into an additional agreement effective April 2014 suspending loan repayments until January 2015. As of January 2015, the payments have resumed through the period ending March 31, 2015.

Note 8: Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2015, the Company has no contingent liability that is required to be recorded.

On January 21, 2015, we and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Our base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

Note 9: Subsequent Events

During the month of April the Company issued 108,000 shares for $54,000 cash.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a development stage company that was incorporated in the State of Delaware in July 2013. As of the periods from inception, July 2, 2013 (inception), through the date of this report, we did not generate any revenue and incurred expenses and operating losses as part of our development stage activities. From July 2, 2013 (inception) to March 31, 2015, we experienced a net loss and accumulated deficit of $337,674 and total liabilities of $184,207 consisting primarily of notes payable to our president, Laurence Wainer.

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

 We sent two of the devices to an independent certified testing laboratory in December 2014 to verify that they meet or exceed the guidelines for such interlock systems published by the National Highway Transportation Safety Agency. We expect the testing certification process to be completed by the end of May 2015.

Executive Overview (continued)

After successful certification from an independent testing laboratory, we will apply for state certification. We anticipate that we will begin our first certification in California. States usually approve any ignition interlock device that has obtained certification from an independent testing laboratory that the device meets or exceeds the standards published by the National Highway Transportation Safety Agency. The state certification process typically takes approximately 90 days. The Company’s business plan includes growth of the Company with the selling of franchise operations utilizing the Company’s ignition interlock devices as well as the development of additional Company owned storefront locations. As of May 14, 2015 the Company expects to complete the tests required for certification and is currently certified to sell their franchises in approximately 29 states.

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

Liquidity and Capital Resources

Our cash balance at March 31, 2015 was $173,786 due largely to Laurence Wainer contributing $75,000 as additional paid in capital in 2014 and a long-term note in the amount of $160,000 due in March 2019.

Cash provided by financing activities for the three months ended March 31, 2015 was $31,000 which consisted from the issuance of common stock for cash.

Results of Operations

We are in the development stage and have not generated revenues as of March 31, 2015.

We incurred operating expenses and interest expense of $112,005 for the three months ending March 31, 2015 compared to $59,236 for the same period of 2014. These expenses consisted of payroll, general and administrative expenses, professional fees, research and development costs and interest expense incurred in connection with the day to day operation of our business. Our net loss from inception through March 31, 2015 was $337,674.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2015, the Company has no contingent liability that is required to be recorded nor disclosed.

On January 21, 2015, we and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Our base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

Item 3: Quantitative and Qualitative Disclosures

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to furnish information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Item 1A: Risk Factors

There have been no material changes to Blow & Drive Interlock Corporation’s risk factors as previously disclosed in our most recent 10-K filing for the fiscal year ending December 31, 2014.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2015 and March 31, 2015, the Company issued 43,500 shares of its common stock to 3 investors for an aggregate consideration of $31,000.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

None

Item 5: Other Information

None

Item 6: Exhibits

List of Exhibits

31.1	Certification*

32.1	Certification of Chief Executive Officer *

101	101 XBRL exhibits

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

May 15, 2015