Form 10-Q
period 2015-06-30
Blow & Drive Interlock Corp
filed 2015-08-13
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55053

Blow & Drive Interlock Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3590850 (I.R.S. Employer Identification No.)
1080 La Cienega Boulevard Suite 304 Los Angeles, California (Address of principal executive offices)	90035 (Zip Code)

818-299-0653

Registrant’s telephone number, including area code

(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2015, there were 15,004,000 shares of common stock, $0.0001 par value, issued and outstanding.

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

3

ITEM 1	Financial Statements

The unaudited interim condensed financial statements of registrant for the three and six months ended June 30, 2015 and 2014 follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Blow & Drive Interlock Corporation

Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash	$76,254	$272,692
Total current assets	76,254	$272,692

Other assets
Prepaid expenses	924	-
Deposit	6,225	-
Property and equipment	4,558	2,400
Total assets	$87,961	275,092

Liabilities and Stockholders' Equity
Current liabilities
Accrued interest - related party	$-	$9,412
Accrued expenses	17,250	24,400
Accrued payroll liabilities	1,235	-
Taxes payable	2,800	2,000
Note payable - related party	56,549	48,994
Total current liabilities	77,834	84,806

Note payable - related party, net of current portion	97,470	108,799
Total liabilities	175,304	193,605

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,004,000 and 14,852,500 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,500	1,485
Additional paid-in capital	390,656	305,671
Deficit accumulated during the development stage	(479,499)	(225,669)
Total stockholders’ equity	(87,343)	81,487
Total Liabilities and Stockholders' Equity	$87,961	$275,092

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses
Payroll	40,318	-	92,494	-
Professional fees	22,138	29,587	47,000	79,032
General and administrative	30,438	18,005	49,862	26,798
Research development	45,130	-	57,630	-
Total operating expenses	138,024	47,592	246,986	105,830

Loss from operations	(138,024)	(47,592)	(246,986)	(105,830)

Other income (expense)
Interest expense	3,001	3,077	6,044	4,075

Income (loss) before income taxes	(141,025)	(50,669)	(253,030)	(109,905)

Income taxes	800	800	800	800

Net (loss)	$(141,825)	$(51,469)	$(253,830)	$(110,705)

Loss per common share-basic and diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average number of common shares outstanding-basic and diluted	14,978,198	14,565,000	14,932,453	14,722,293

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statement of Changes in Stockholders' Equity

				Stock
		Common	Additional Paid-	Subscription	Accumulated
	Shares	Stock	In Capital	Receivable	Deficit	Total
Balance at December 31, 2013	20,000,000	$2,000	$700	$-	$(1,900)	$800
Issuance of common stock for services	9,700,000	970	-	-	-	970
Issuance of common shares for subscription receivable	4,852,500	485	229,971	-	-	230,456
Repurchase of common stock	(19,700,000)	(1,970)	-	-	-	(1,970)
Additional paid-in capital	-	-	75,000	-	-	75,000
Net loss	-	-	-	-	(223,769)	(223,769)
Balance at December 31, 2014	14,852,500	1,485	305,671	-	(225,669)	81,487

Issuance of common stock for cash	151,500	15	84,985	-	-	85,000
Net loss	-	-	-	-	(253,830)	(253,830)
Balance at June 30, 2015	15,004,000	$1,500	$390,656	$-	$(479,499)	$(87,343)

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Statements of Cash Flows

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities
Net loss	$(253,830)	$(110,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for services	-	970
Depreciation	240	-
Changes in:
Prepaid expenses	(924)	(3,182)
Deposits	(6,225)	(48,000)
Accrued interest - related party	(9,412)	-
Accrued liabilities	(7,150)	17,377
Accrued payroll liabilities	1,235	-
Taxes payable	800	-
Net cash used in operating activities	(275,266)	(143,540)

Cash Flows From Investing Activities
Purchase of fixed assets	(2,398)	-
Net cash (used) in investing activities	(2,398)	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	85,000	-
Repayments of notes payable - related party	(3,719)	(2,207)
Repurchase of common shares	-	(1,970)
Proceeds from note payable - related party	-	160,000
Shareholder contributions	-	75,000
Net cash provided by financing activities	81,281	230,823
Net increase in cash	(196,383)	87,283
Cash at beginning of period	272,692	2,000
Cash at end of period	$76,309	$89,283

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$15,308	$998
Taxes	$-	$800

Non-cash transactions:
Common stock issued for subscription receivable	$-	$457
Common stock issued for services	$-	$970

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Notes to Financial Statements

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Policies

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015 and June 30, 2014, there are no outstanding dilutive securities.

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

Revenue

The Company has no revenue as of June 30, 2015.

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation. As of June 30, 2015 the Company has not issued any options or warrants.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $479,499, since inception of the Company on July 2, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations. During, 2014, the Company raised approximately $230,000 from stock sales and $85,000 in the first six months of 2015. Management believes that after these cash infusions, the Company has adequate working capital to operate through December 31, 2015 based on these infusions and the ability of the Company to control and manage variable expenses and cash outflow.

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

Note 4: Stock Issuance

During the six months ended June 30, 2015 the Company issued 151,500 shares at par value of $0.0001 for a total of $85,000 in exchange cash.

Note 5: Warrant and Option Issuances

There were no warrant or option issuances during the three or six months ended June 30, 2015, nor are there any options or warrants outstanding at June 30, 2015.

Note 6: Deposits

On January 21, 2015, we and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Our base rent under the lease is $1,450 per month. The lease began on February 1, 2015 and this balance reflects the building deposit and the last month of the lease agreement.

Note 7: Notes Payable

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205. The Company and Laurence Weiner entered into an additional agreement effective April 2014 suspending loan repayments until January 2015. As of January 2015, the payments have resumed through the period ending June 30, 2015.

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

Note 9: Subsequent Events

On August 4, 2015 the Company signed its first retail customer and executed production orders for the delivery of 125 units within the current month.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We are a development stage company that was incorporated in the State of Delaware in July 2013. As of the periods from inception, July 2, 2013 (inception), through the date of this report, we did not generate any revenue and incurred expenses and operating losses as part of our development stage activities. From July 2, 2013 (inception) to June 30, 2015, we experienced a net loss and accumulated deficit of $479,499 and total liabilities of $175,304 consisting primarily of notes payable to our president, Laurence Wainer.

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

 We sent two of the devices to an independent certified testing laboratory in December 2014 to verify that they meet or exceed the guidelines for such interlock systems published by the National Highway Transportation Safety Agency (NHTSA). This process was completed and approved June 17, 2015.

We have completed successful certification from NHSTA, certified by the International Organization for Standardization (“ISO”), an independent testing laboratory, and currently have state certification in three states to date. Our business plan includes growth of the company’s retail installations and monitoring of DUI / DWI offenders and the selling of distributorship operations, utilizing our ignition interlock devices as well as the development of additional company-owned storefront locations.

In May, 2015 our Federal Franchise Disclosure Documents were approved by the Federal Trade Commission to sell franchise opportunities in 29 states. In addition, we submitted and received approval for installations and monitoring in an additional three registration states.

Executive Overview (continued)

On June 16, 2015, our BDI-747 along with our patented-pending BDI Model #1 power line filter successfully completed laboratory testing in accordance with NHTSA 2013 Model Specifications for breath alcohol ignition interlock devices (BAIID). On June 17, 2015 the Company received (NHTSA) certification from a NHSTA certified ISO independent testing laboratory. As of July 27, 2015 we have begun production of our patent pending BDI Model #1 power line filter to attach to our BDI-747 Breath Alcohol Ignition Interlock Device which together were certified by NHSTA on June 17, 2015 to work to together to meet or exceed 2013 NHSTA guidelines.

Since receiving our NHSTA Certification and as of July 24, 2015 we have submitted applications to 10 states to be considered as a state certified breath alcohol ignition interlock manufacturer and provider.

On July 23, 2015 we received approval from the California Department of Motor Vehicles to provide Alcohol Ignition Interlock devices and Monitoring for all Ignition Interlock Mandated DUI/DWI offenders throughout the state.

On July 24, 2015 we received approval from the Oregon Department of Motor Vehicles to provide Alcohol Ignition Interlock Devices and Monitoring for Ignition Interlock Mandated DUI/DWI offenders throughout the state. Oregon has adopted in-car camera technology as a requirement for state approval. The in-car camera feature is just one of several anti-circumvention features found on the BDI-747.

On August 4, 2015 the Company signed its first retail customer and executed production orders for the delivery of 125 units for delivery by August 31, 2015.

We have opened our initial storefront location in Los Angeles County, California and hired three qualified personnel to install, calibrate, remove and monitor the devices. Our business plan includes growth of by continuing to complete and submit more state applications and to build up our service infrastructure by utilizing our own retail infrastructure, distributors and franchisees.

Liquidity and Capital Resources

Our cash balance at June 30, 2015 was $76,254 due largely to Laurence Wainer contributing $75,000 as additional paid in capital in 2014, $230,000 from stock sales and a long-term note in the amount of $160,000 due in March 2019. Management believes that after these cash infusions, and assuming we control and manage variable expenses and cash outflow, we have adequate working capital to operate through December 31, 2015 since our operating expenses for the three months ended June 30, 2015 was $138,024.

Cash provided by financing activities for the six months ended June 30, 2015 was $85,000 which consisted from the issuance of common stock for cash.

Results of Operations

We are in the development stage and have not generated revenues as of June 30, 2015.

We incurred operating expenses and interest expense of $141,025 and $253,030 for the three and six months ending June 30, 2015 compared to $50,669 and $109,905 for the same periods of 2014. These expenses consisted of payroll, general and administrative expenses, professional fees, research and development costs and interest expense incurred in connection with the day-to-day operation of our business. Our net loss from inception through June 30, 2015 was $479,499.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2015, we have no contingent liability that is required to be recorded nor disclosed.

On January 21, 2015, we and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Our base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of June 30, 2015 under the supervision and with the participation of our principal executive officer (who is also the principal financial officer).

Based upon our evaluation, our principal executive and financial officer (Mr. Wainer performs both roles) concluded that, as of June 30, 2015, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only one officer in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 and identified the following material weaknesses:

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

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

Currently, we are not involved in any pending litigation and are not aware of any pending or threatened action against us.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2015 and June 30, 2015, we issued 151,500 shares of our common stock to seven (7) investors for an aggregate consideration of $85,000. The issuances were effected in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients were provided information about us and an investment in our common stock and the issuances did not involve any form of general solicitation or general advertising.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

There have been no events which are required to be reported under this Item.

ITEM 6	Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation

3.2*	Amendment to Certificate of Incorporation of Jam Run Acquisition Corporation

3.3 (1)	Bylaws of Jam Run Acquisition Corporation.

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4*	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.
(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.
(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: August 13, 2015		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer and Chief Financial Officer

