Form 10-Q
period 2015-09-30
Blow & Drive Interlock Corp
filed 2015-11-16
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, par value $0.0001	15,004,000

Documents incorporated by reference: None

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Blow & Drive Interlock Corporation

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$11,697	$272,692
Accounts receivable	32,500	-
Total current assets	44,197	272,692
Other assets
Prepaid expenses	2,828	-
Deposit	6,225	-
Property and equipment	64,394	2,400
Total assets	$117,644	$275,092

Liabilities and Stockholders’ Equity
Current liabilities
Accrued interest - related party	$-	$9,412
Accrued expenses	45,487	24,400
Accrued payroll liabilities	1,769	-
Deferred revenue	92,885	-
Taxes payable	2,800	2,000
Beneficial conversion feature - derivative liability	12,755	-
Note payable - related party	54,227	48,994
Total current liabilities	209,923	84,806

Long - term liabilities
Note payable - related party, net of current portion	92,828	108,799
Convertible note payable, net	4,887	-
Total liabilities	307,638	193,605

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,004,000 and 14,852,500 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,500	1,485
Additional paid-in capital	411,764	305,671
Deficit accumulated during the development stage	(603,258)	(225,669)
Total stockholders’ equity	(189,994)	81,487
Total liabilities and stockholders’ equity	$117,644	$275,092

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Sales	$2,134	$-	$2,134	$-
Cost of sales	801	-	801	-
Gross Profit	1,333	-	1,333	-
Operating expenses
Payroll	40,658	-	133,152	-
Professional fees	12,554	17,491	59,554	96,523
General and administrative	56,165	18,318	106,027	45,116
Research development	2,155	-	59,785	-
Total operating expenses	111,532	35,809	358,518	141,639

Loss from operations	(110,199)	(35,809)	(357,185)	(141,639)

Other income (expense)
Interest expense	6,575	3,137	12,619	7,212
(Gain) / loss on changes in fair value of derivative liability	6,985	-	6,985	-
Income (loss) before income taxes	(123,759)	(35,809)	(376,789)	(141,639)
Income taxes	-	-	800	800
Net (loss)	$(123,759)	$(35,809)	$(377,589)	$(142,439)
Loss per common share-basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Weighted average number of common shares outstanding-basic and diluted	15,004,000	14,565,000	14,956,476	14,370,934

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation
Consolidated Statement of Changes in Stockholders’ Equity

	Shares	Common Stock	Additional Paid- In Capital	Stock Subscription Receivable	Accumulated Deficit	Total
Balance at December 31, 2013	20,000,000	$2,000	$700	$-	$(1,900)	$800
Issuance of common stock for services	9,700,000	970	-	-	-	970
Issuance of common shares for subscription receivable	4,852,500	485	229,971	-	-	230,456
Repurchase of common stock	(19,700,000)	(1,970)	-	-	-	(1,970)
Additional paid-in capital	-	-	75,000	-	-	75,000
Net loss	-	-	-	-	(223,769)	(223,769)
Balance at December 31, 2014	14,852,500	1,485	305,671	-	(225,669)	81,487

Issuance of common stock for cash	151,500	15	84,985	-	-	85,000
Issuance of common stock for debt	-	-	4,873	-	-	4,873
Additional paid-in capital	-	-	16,235	-	-	16,235
Net loss	-	-	-	-	(377,589)	(377,589)
Balance at September 30, 2015 (unaudited)	15,004,000	$1,500	$411,764	$-	$(603,258)	$(189,994)

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014
Cash Flows From Operating Activities
Net loss	$(377,589)	$(149,651)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities
Common stock issued for services	-	970
Depreciation	1,655	-
Changes in fair value of derivative liability	6,985	-
Accretion of debt discount	530	-
Changes in:
Account receivable	(32,500)	-
Prepaid expenses	(2,828)	(8,500)
Deposits	(6,225)	(48,000)
Accrued interest - related party	(9,412)	-
Accrued liabilities	21,087	39,014
Accrued payroll liabilities	1,769	-
Deferred revenue	92,885	-
Taxes payable	800	-
Net cash used in operating activities	(302,843)	(166,167)

Cash Flows From Investing Activities
Purchase of fixed assets	(63,649)	-
Net cash (used) in investing activities	(63,649)	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	85,000	-
Proceeds from additional paid in capital	16,235	-
Proceeds from convertible note payable, net	15,000	-
Repayments of notes payable - related party	(10,738)	(2,207)
Repurchase of common shares	-	(1,970)
Proceeds from note payable - related party	-	160,000
Shareholder contributions	-	75,000
Net cash provided by financing activities	105,497	230,823
Net increase in cash	(260,995)	64,656
Cash at beginning of period	272,692	2,000
Cash at end of period	$11,697	$66,656

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$18,286	$998
Taxes	$-	$800

Non-cash transactions:
Common stock issued for subscription receivable	$-	$457
Common stock issued for services	$-	$970

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Nature of Operations and Summary of Significant Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In 2015, The Company formed BDI Manufacturing, Inc., an Arizona corporation, which is a 100% wholly owned subsidiary of Blow & Drive Interlock Corporation.

The Company markets, installs and monitors a breath alcohol ignition interlock device (BAIID) called the BDI-747/1, which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

During the quarter ending September 30, 2015, the Company began to license others to distribute the BDI-747/1 and provide services related to the device. The distributorships are for specific geographical areas (either entire states or certain counties within states) and, as of September 30, 2015, the Company has entered into two distributorship agreements. Under the distribution agreements the Company typically receives a onetime support fee, and then is entitled to receive a  per unit registration fee and a per unit monthly fee for each BDI-747/1 unit the distributor has in inventory or on the road beginning thirty (30) days after the distributor receives the unit. As of September 30, 2015, the Company has received a total of $85,000 in onetime support fees. This amount is reflected in the accompanying consolidated financial statements as deferred revenue as the Company was still in the process of meeting all the requirements under the agreements at September 30, 2015. As of September 30, 2015, the Company has not yet begun receiving the per unit registration fee or the monthly fees.

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2015, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts as it deems none is needed.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

Long Lived Assets

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires those long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Loss per Common Share

The Company has adopted ASC 260 “Earnings Per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015 and September 30, 2014, there are no outstanding dilutive securities.

Fair Value of Financial Instruments

FASB ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which priorities the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Revenue Recognition

Revenue is derived from the sale of distributorships and the fee service of monitoring its products installed in customer vehicles and is recognized on a contract basis as upon the time the service is provided. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. Revenue is recognized as the gross amount to be received. The Company had its first revenues of $2,134 for the three months ended September 30, 2015.

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation. As of September 30, 2015 the Company has not issued any options or warrants to employees or non-employees as compensation.

Note 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $603,258, since inception of the Company on July 2, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations. During, 2014, the Company raised approximately $230,000 from stock sales, $85,000 in the first nine months of 2015 and $16,235 in additional paid in capital from its founder, Laurence Wainer. In the current quarter the Company generated $2,134 and $92,885 in revenues and deferred revenues respectively. Management believes that with these cash infusions and the ability to control variable cash expenditures combined with the commitment of the CEO to provide all additional funding to continue operations into at least January 2016, the Company will continue at least to that date.

Management’s plans also include selling its equity securities and obtaining debt financing to fund its capital requirements and on-going operations; however, there can be no assurances the Company will be successful in these efforts.

There is no assurance that the Company will ever be profitable. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 3: Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915)” which is in effect for reporting periods beginning after December 15, 2014, however early adoption is permitted and the Company has adopted this update for the year ended December 31, 2014. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the consolidated financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

Note 3: Recent Accounting Pronouncements (continued)

In January 2015, the FASB issued ASU No. 2015-01, “Income Statements - Extraordinary and Unusual Items” (Sub-Topic 225-20), which eliminates from U.S. GAAP the concept of extraordinary items. The ASU eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods and is to be applied retrospectively. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Note 4: Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and depreciated using straight line methods over the estimated useful lives of the related assets ranging from three to five years. Maintenance and repairs are expensed currently. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

	September 30, 2015	December 31, 2014
	(Unaudited)
Property and equipment	$66,049	$2,400
Accumulated depreciation	(1,655)	-
Total	$64,394	$2,400

Depreciation expense amounted to $1,655 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Note 5: Stock Issuance

During the nine months ended September 30, 2015 the Company issued 151,500 shares of common stock, par value of $0.0001, for a total of $85,000 in cash.

Note 6: Warrant and Option Issuances

The Company has 30,000 warrants outstanding as of September 30, 2015 that have an exercise price of $0.50 per share and are all exercisable. They were issued on August 7, 2015 and have a three year life.

Note 7: Deposits

On January 21, 2015, the Company and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. The Company’s base rent under the lease is $1,450 per month. The lease began on February 1, 2015 and this balance reflects the building deposit and the last month of the leases contract.

Note 8: Note Payable

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments of $3,205 beginning in March 2014. The Company and Laurence Wainer entered into an additional agreement effective April 2014 suspending loan repayments until January 2015. As of January 2015, the payments have resumed through the period ending September 30, 2015.

Note 9: Convertible Note Payable

On August 7, 2015, the Company entered into an agreement with a third party non-affiliate and issued a 7.5% interest bearing convertible debenture for $15,000 due on August 7, 2017, with conversion features commencing after 180 days following the date of the note. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading day prior to the conversion date. In connection with this Convertible Note Payable, the Company recorded a $5,770 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of September 30, 2015 this note has not been converted.

In conjunction with the issuance of the Convertible Note Payable, the Company issued a warrant on August 7, 2015 to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 3 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate -1.08%. The Company recorded an additional $4,873 discount on debt, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

During the quarter ended September 30, 2015, the Company amortized a total debt discount of $530 to current period into interest expense. As of September 30, 2015, a net discount of $10,113 remained.

Note 10: Derivative Financial Instruments

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price, may not be exempt from derivative accounting treatment. As a result, embedded conversion options (whose exercise price is not fixed and determinable) in convertible debt (which is not conventionally convertible due to the exercise price not being fixed and determinable) are initially recorded as a liability and are revalued at fair value at each reporting date using the Black Sholes Model.

Note 10: Derivative Financial Instruments (continued)

The Company has $15,000 of convertible debt with variable conversion pricing outstanding at September 30, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes option pricing model. The price of the Company’s common stock at September 30, 2015 was $0.50. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 1.83 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate - 0.73%.

At September 30, 2015, the Company valued the conversion features using the assumptions specified above and determined that, for the period ended September 30, 2015, the Company’s derivative liability amounted to $12,755. The Company recognized a corresponding loss of $6,985 on derivative liability in conjunction with this valuation during the quarter September 30, 2015.

Note 11: Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2015, the Company has no contingent liability that is required to be recorded or disclosed.

On January 21, 2015, the Company and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Our base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

On September 5, 2015, the Company entered into an Exclusive Distribution Agreement with J C Lopez (“Lopez”), under which it granted Lopez the exclusive right to lease, install, service, remove and support the Company’s proprietary breath alcohol ignition interlock device (the “BDI-747/1”) in the states of Arizona and Nevada, and non-exclusively in the state of California. In exchange for these rights, Lopez agreed to pay the Company a onetime software license and support fee of $50,000, as well as $25 per month for each BDI-747/1 unit Lopez has in its inventory beginning thirty (30) days after Lopez receives the unit. On October 5, 2015 the Company received notification from the state of Arizona that the BDI-747/1 was approved as an authorized ignition interlock device in the state. As a result, on October 7, 2015, the Company received the remainder of the license and support fee from Lopez.

On September 11, 2015, the Company entered into an Independent Contractor Agreement with Laurence Wainer, in order to outline the terms under which Mr. Wainer is serving as its Chief Executive Officer. Under the terms of the agreement, Mr. Wainer will be paid compensation of $4,000 per month for performing services as the Company’s Chief Executive Officer. The agreement is for a one year term.

In conjunction with the distributor agreements, the Company is obligated to provide, at the Company’s cost, an initial training program for the principal owner of the distributorships and any of its employees. The training program will consist of approximately three weeks of training that must be completed; the Company shall determine the contents and manner of conducting the initial training program at its discretion.

Note 12: Subsequent Events

As of October 13, 2015, the BDI-747/1 is approved as an ignition interlock device in California, Oregon, Arizona, Kentucky, Oklahoma and Texas. We have applied for approval of the BDI-747/1 in several other states and are currently going through the application and review process.

On October 5, 2015 the Company received notification from the state of Arizona that the BDI-747/1 was approved as an authorized ignition interlock device in the state. As a result, on October 7, 2015, the Company received the remainder of the license and support fee from Lopez.

On November 9, 2015, the Company entered into an Exclusive Distribution Agreement with Stephen Ferraro (“FERRARO”), under which it granted FERRARO the exclusive right to lease, install, service, remove and support BDI-747/1 device in Lubbock County, Texas, as well as several surrounding counties in Texas. In exchange for the exclusive rights, FERRARO agreed to pay the Company a onetime software support fee of $10,000, as well as a $150 per unit registration fee and $35 per month for each BDI-747/1 unit FERRARO has in his inventory or on the road beginning thirty (30) days after FERRARO receives the unit. The Company received the $10,000 support fee on or about November 9, 2015.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the current three month period ending September 30, 2015, we generated our first revenues of $2,134 as well as deferred revenues of $92,885 with $85,000 of distributorship fee income anticipated to be recognized provided all contract provisions are met with regulating agencies and completed in the fourth quarter of 2015. From July 2, 2013 (inception) to September 30, 2015, we experienced a net loss and accumulated deficit of $603,258 and total liabilities of $307,638 including $147,055 in notes payable to our president, Laurence Wainer.

We market distributorships and lease a breath alcohol ignition interlock device called the BDI-747/1, which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

We paid Well Electric, a company located in China with experience in design and manufacture of ignition interlock devices, $30,000 to design and manufacture the prototype ignition interlock device for us. Well Electric produced six prototype devices for us which we received in November 2014.

At July 27, 2015 we began production of our patent pending BDI Model #1 power line filter to attach to our BDI-747 Breath Alcohol Ignition Interlock Device which together were certified by NHSTA on June 17, 2015 to work to together to meet or exceed 2013 NHSTA guidelines.

Since receiving our NHSTA Certification and as of July 24, 2015 we have submitted applications to 10 states to be considered as a state certified breath alcohol ignition interlock manufacturer and provider.

On July 23, 2015 Blow and Drive Interlock received The California Department of Motor Vehicles approval to provide Alcohol Ignition Interlock devices and Monitoring for all IGNITION INTERLCOK MANDETED DUI/DWI OFFENDERS throughout the state.

On July 24, 2015 Blow and Drive Interlock received The Oregon Department of Motor Vehicles approval to provide Alcohol Ignition Interlock Devices and Monitoring for Ignition Interlock Mandated DUI/DWI offenders throughout the state. Oregon has adopted in-car camera technology as a requirement for state approval. The in-car camera feature is just one of several anti-circumvention features found on the BDI-747.

To date we have manufactured 80 units and approximately 40 of these units are installed and under lease contracts with an additional 25 units leased to our Arizona and Nevada distributer on October 10, 2015. We expect to receive an additional 45 units in early November 2015.

As of October 13, 2015, the BDI-747/1 is approved as an ignition interlock device in California, Oregon, Arizona, Kentucky, Oklahoma and Texas. We have applied for approval of the BDI-747/1 in several other states and are currently going through the application and review process.

We have opened our initial storefront location in Los Angeles County, California and hired three qualified personnel to install, calibrate, remove and monitor the devices. Our business plan includes growth of the company by continuing to complete and submit more state applications and to build up our service infrastructure by utilizing our own retail infrastructure, distributors and franchisees.

Liquidity and Capital Resources

Our cash balance at September 30, 2015 was $11,697 due largely to Laurence Wainer contributing $75,000 as additional paid in capital in 2014 and $16,235 in August 2015, $230,000 and $85,000 from stock sales and a long-term note in the amount of $160,000 due in March 2019. We believe that with these cash infusions and the ability to control variable cash expenditures combined with the commitment of the CEO to provide all additional funding to continue operations into at least January 2016, we will continue at least to that date.

Cash provided by financing activities for the nine months ended September 30, 2015 was $105,497 which came from the issuance of common stock for cash, additional paid in capital, issuance of convertible notes payable and the pay down of the Company’s note to Laurence Wainer.

Results of Operations

We generated our first revenues in the three months ending as September 30, 2015 of $2,134, consisting of fees from monitoring services.

We incurred a net loss of $123,759 and $377,589 for the three and nine months ending September 30, 2015 compared to $35,809 and $142,439 for the same periods of 2014. Our expenses consisted of payroll, general and administrative expenses, professional fees, research and development costs and interest expense incurred in connection with the day to day operation of our business. Our net loss from inception through September 30, 2015 was $603,258.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2015, the Company has no contingent liability that is required to be recorded nor disclosed.

On January 21, 2015, we and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Our base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

On September 5, 2015, we entered into an Exclusive Distribution Agreement with J C Lopez (“Lopez”), under which we granted Lopez the exclusive right to lease, install, service, remove and support our proprietary breath alcohol ignition interlock device (the “BDI-747/1”) in the states of Arizona and Nevada, and non-exclusively in the state of California. In exchange for these rights, Lopez agreed to pay us a onetime software license and support fee of $50,000, as well as $25 per month for each BDI-747/1 unit Lopez has in its inventory beginning thirty (30) days after Lopez receives the unit. On October 5, 2015 we received notification from the state of Arizona that the BDI-747/1 was approved as an authorized ignition interlock device in the state. As a result, on October 7, 2015, we received the remainder of the license and support fee from Lopez.

On September 11, 2015, we entered into an Independent Contractor Agreement with Laurence Wainer, in order to outline the terms under which Mr. Wainer is serving as our Chief Executive Officer. Under the terms of the agreement, Mr. Wainer will be paid compensation of $4,000 per month for performing services as our Chief Executive Officer. The agreement is for a one year term.

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

Based upon our evaluation, our principal executive and financial officer (Mr. Wainer performs both roles) concluded that, as of September 30, 2015, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only one officer in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015 and identified the following material weaknesses:

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2015 and September 30, 2014, the Company issued 151,500 shares of its common stock to 7 investors for an aggregate consideration of $85,000.

Item 3: Defaults upon Senior Securities

Between January 1, 2015 and September 30, 2015, we issued 151,500 shares of its common stock to 7 investors for an aggregate consideration of $85,000. The shares were issued with a standard restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

On August 7, 2015, we entered into an agreement with a third party non-affiliate and issued a 7.5% interest bearing convertible debenture for $15,000 due on August 7, 2017, with conversion features commencing after 180 days following the date of the note. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading day prior to the conversion date. The issuance of the promissory note as exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

November 16, 2015

