Form 10-K
period 2015-12-31
Blow & Drive Interlock Corp
filed 2016-04-14
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55053

BLOW & DRIVE INTERLOCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3590850 (I.R.S. Employer Identification No.)
1080 La Cienega Boulevard, Suite 304 Los Angeles, California (Address of principal executive offices)	90035 (Zip Code)

Registrant’s telephone number, including area code    (877) 238-4492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ____      No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes              No     X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files).   Yes              No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ______

Accelerated filer  _______

Non-accelerated filer

Smaller reporting company

X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes               No     X

Aggregate market value of the voting stock held by non-affiliates: $3,355,725 as based on last reported sales price of such stock on April 8, 2016.  The voting stock held by non-affiliates on that date consisted of 5,537,500 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes _____     No ______

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 8, 2016, there were 15,195,750 shares of common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Blow & Drive Interlock Corporation

TABLE OF CONTENTS

i

PART I

Explanatory Note

Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

Form 10-Type Information

Additionally, where appropriate, this Annual Report contains additional information required by a Form 10 Registration Statement and this Annual Report is intended to provide "Form 10 information" within the meaning of Rule 144(i)(3) under the Securities Act of 1933.

ITEM 1 – BUSINESS

Corporate History

We were incorporated under the name Jam Run Acquisition Corporation on July 2, 2013 in the State of Delaware.  From inception through early February 2014, we were a blank check company and qualified as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012, with a business plan of entering into a transaction with a foreign or domestic private company in order for that company to become a reporting company as part of the process toward the public trading of its stock.

On February 6, 2014, we issued 9,700,000 shares of our common stock, representing approximately 97% of our then-outstanding shares to Laurence Wainer for $1,970.  In connection with this transaction, we changed our name Blow & Drive Interlock Corporation and Mr. Wainer became our sole officer and director.

 Our offices are located at 1080 La Cienega Boulevard, Suite 304, Los Angeles, California, 90035, telephone number (877) 238-4492.

Business Overview

General

We manufacture, market, lease, install and monitor a Breath Alcohol Ignition Interlock Device (BAIID) we developed known as the BDI-747 Ignition Interlock Device (the “BDI-747/1”), which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales prior to starting their vehicle. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.  The BDI-747/1 has met the 2013 National Highway Traffic Safety Administration (NHTSA) guidelines for Breath Alcohol Ignition Interlock Devices [Federal Register Volume 78, Number 89] as an authorized BAIID [Element Materials Technology/Report # ESP018444P June 17, 2015].  The BDI-747/1 is manufactured by BDI Manufacturing Inc., a subsidiary of Blow & Drive Interlock Inc.

The primary market for the BDI-747/1 Ignition Interlock Device is as a breathalyzer device to be used by persons convicted of a driving under the influence of alcohol.  In order for the BDI-747/1 to be used in states for persons convicted of driving under the influence the device must be approved by each individual state.  The process to get the device approved varies greatly state-to-state.  As of December 31, 2015, the BDI-747/1 was approved for use in eight states, namely California, Colorado, Oregon, Texas, Arizona, Kentucky, Oklahoma and Tennessee.  Our plan for 2016 is gain approval in an additional 8-12 states.

In states where the BDI-747/1 is approved as a BAIID, we lease the BDI-747/1 devices to offenders, typically for twelve months, but the time could differ on a case-by-case basis depending on the sentence received by the offender.  In some states we market, lease, install and support the devices directly and in other states we sell distributorships to authorized distributors allowing them to lease, install, service, remove and support the BDI-747/1 devices.  Currently, we lease the devices directly in four states state – California, Kentucky, Oregon and Tennessee - and license the device to distributors in three different areas – two counties in Texas and in the state of Arizona.

In states where we lease the devices directly to consumers, we currently charge $198 in upfront fees for the user (which covers two months of the lease payment), and then $99/month for the other ten months of the lease for the typical one year lease.  The lease payment covers the installation of the device in the consumer’s vehicle, the rental of the device, recalibration of the device as required by each state (typically every 30 to 60 days) and the monitoring services for the device, which are then reported to the state in accordance with each state’s requirements.  In states and areas where we do not have a direct presence, which we only have in Los Angeles, California, we contract with independent service centers, such as car alarm installation companies or other auto services companies, to perform the installations of our BDI-747/1 device, which centers must be approved by the states in which the perform the installations.  Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees is close to 100%.  The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

In areas where we have a distributor, in our typical distributorship arrangement, we charge the distributor a flat fee distributorship territory fee up front (which fee varies based on the size and location of the distributorship), a $150 per unit registration fee, and then a $35 monthly fee for each device the distributor has in its inventory.  These fees may vary on a case-by-case basis.  The relationship with our distributors may either be on an exclusive or non-exclusive basis depending upon the location of the distributorship and the fees charged.

Currently, between the devices we lease directly and those devices leased through our distributors, we have approximately 225 units on the road.  We plan to increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

Our website is www.blowanddrive.com.

Principal Products and Services

        Our only product is the BDI-747/1 Breath Alcohol Ignition Interlock Device.  The BDI-747/1 device is used to detect alcohol in a person’s system by measuring the level of alcohol in a person’s breath by having them blow into the device and determining whether that level is over or under a preset level set by the installer or a trained technician.  The pre-determined level differs by state, but is typically around .02.  The device is approximately the size of a smartphone which is installed directly onto a vehicle’s steering column. The device requires the driver to exhale into the device prior to starting the vehicle. The device will prevent the vehicle from starting if the driver’s blood-alcohol content exceeds the predetermined set level.

(photo of BDI-747/1)

Our device, designed by Well Electric, incorporates the latest technology and design in the market for such devices. The device has both GPS and video capabilities. The device has a fuel cell sensor and a color display screen. The external camera mounting can wrap around the automobile’s rear view mirror. The device is powered by either an internal battery or a power cable from a control box which supports both 24V and 12V batteries. The device has both USB communication capabilities and WiFi (with approval from service provider).

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

The BDI-747/1 unit takes about 30-45 minutes to install in a vehicle, depending on the vehicle. The ignition interlock component is installed on the steering column.   Currently, our cost to order the requisite supplies and assemble the BDI-747/1 units is approximately $350-$500 per unit depending on the specifications of the unit.  The device requires recalibration in accordance with state requirements, typically every 30 to 60 days.

Marketing

To date, most of our marketing has consisted of getting approval for our BDI-747/1 device in as many states as possible.  By gaining approval in a state our BDI-747/1 device appears on that state’s list of approved breathalyzer ignition interlock devices.  Someone convicted of driving under the influence that must use a breathalyzer ignition interlock device must choose one from the list of state-approved devices.  As a result, by gaining approvals in states, our device is automatically disseminated to our targeted consumers by the state.  In addition to trying to obtain approvals in as many states as we can, our other marketing efforts related to our BDI-747/1 device have largely consisted of speaking with various individuals and companies that are in the breathalyzer ignition interlock device industry, such as companies in the business of conducting educational courses for individuals convicted of driving under the influence of alcohol, companies in the business of installing ignition interlock devices, and individuals involved in the approval process for breathalyzer ignition interlock devices.

In addition to marketing our BDI-747/1 device directly to consumers, we have also marketed our distributorship opportunities to various individuals and companies that are in the breathalyzer ignition interlock device industry.  In the past, the efforts have included radio and television advertisements of our distributorship program.  Although we are not currently running any radio or television advertisements for our distributorship program, we may do so again in the future.  We have also discussed these opportunities with various companies and individuals in the industry, similar to what we have done with our marketing of our BDI-747/1 device.

In the future, we may also attempt to market the BDI-747/1 device to the voluntary commercial vehicle market, such as trucking companies, taxi cab companies, limousine companies, and bus companies.  We believe our device would be valuable to these industries since they have direct financial and non-financial interests in ensuring the drivers of these vehicles are not under the influence of alcohol when they get behind the wheel.  We also believe our device would be of interest to parents of vehicles operated by a minor child or by a family member with a past alcohol issue.  Currently, we are not marketing the BDI-747/1 device to these industries but we may in the future.

Manufacturing

We are the primary manufacturer of our BDI-747/1 device, through our wholly-owned subsidiary, BDI Manufacturing, Inc., an Arizona corporation.  However, we do utilize a supply and assembly company called C4 Development Ltd., a Hong Kong corporation (“C4 Development”).  On June 29, 2015, we entered into a Supply Agreement with C4 Development, under which C4 Development supplies us with a part known as the “PCB with Alcohol Tester.”  This device has certain parts utilized in our BDI-747/1 device, but the PCB with Alcohol Tester is not a device, by itself, that is capable of obtaining approval from the NHTSA as a breath alcohol interlock device.  Once we obtain these parts for a device from C4 Development, we add the additional components to the devices at our facility in Los Angeles, California in order to create our BDI-747/1 device.

Competition

The business of breathalyzer ignition interlock device industry is competitive, and from time-to-time new companies may appear on the list of approved providers in various states, however, there is a high barrier to entry due to the cost of development fees, manufacturing fees, NHSTA-approved testing, and state field testing.  We compete with a number of successful companies in the industry, including, but not limited to, LifeSafer®, Smart Start®, Intoxalock®, Guardian Interlock Systems and Dräger.  These larger companies have greater financial resources than we do, have approval in most (if not all) states, and likely have 50,000 of their respective ignition interlock devices on the road each.  By comparison we currently have approval in eight states and have approximately 225 units on the road.  Although we believe our BDI-747/1 device compares favorably to the interlock devices provided by our competitors, we will need to raise significant capital and gain approval in most states in order capitalize on our BDI-747/1 device.  We believe if we do this we will be able to compete better with these larger competitors.

Due to the state approvals necessary to service the judicially-mandated breath analyzer ignition interlock market we believe there is a barrier to entry that will discourage too many other companies from entering the industry.  Not only must a new entrant develop and manufacture a breathalyzer device, it must meet the NHTSA requirements, and then get approved by state regulators, all of which can be costly.  The complexities and costs of meeting all these steps should keep new entrants into the industry to a minimum.

Intellectual Property

We currently have a utility patent pending for our BDI Model #1 power line filter, which is used with our BDI-747 Breath Alcohol Ignition Interlock Device to prevent interference from electromagnetic waves.  Although we do not have any other formal intellectual property protection over our BDI-747/1 device (such as device patents or trademarks), we do have general intellectual property protections provided by federal and state laws that prohibit unfair business practices, etc.

Government Regulation

Ignition interlock devices must be certified by the states in which a company intends to market and lease the devices. Before applying for certification to any state, the devices are sent to an independent laboratory for testing and certification that the device meets or exceeds the guidelines published by the National Highway Traffic Safety Administration as the Model Specifications for Breath Alcohol Ignition Interlock Devices. Each state has its own set of certification guidelines that must be met. Typically the requirements for state certification are met once the device is certified by an independent laboratory as meeting or exceeding the National Highway Traffic Safety Administration’s published guidelines.

Our BDI-747/1 device was certified by an independent testing laboratory in June 2015 and we are currently approved in eight states as an authorized breath interlock device:  California, Colorado, Oregon, Texas, Arizona, Kentucky, Oklahoma and Tennessee.

In addition to approval of our ignition interlock device, we applied to the State of California Bureau of Automotive Repair (BAR) and successfully received a BAR license in August 2015 in order to install and remove the devices. The process for such approval requires submitting an application to the Department of Consumer Affairs and payment of a $200 application fee. A representative from that department visited our facility on January 11, 2016 to ensure that there is the necessary space for the auto repair work intended to be performed. It does not certify or otherwise approve workmanship. The only auto repair work to be performed by us will be to install and remove the devices. Such work does not involve more than attaching the device to the steering column..

Employees

As of March 31, 2016 we three full-time employees, who primarily install, calibrate, remove and monitor our BDI-747/1 devices.  Our sole executive officer and director, Mr. Laurence Wainer, is an independent contractor.  Our installers and technicians are independent contractors.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934.  Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.  However, we believe this information may be valuable to our shareholders for this filing.  We reserve the right to not provide risk factors in our future filings.  Our primary risk factors and other considerations include:

We have a limited operating history and historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development.  We may not successfully address these risks and uncertainties or successfully implement our existing and new products.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future.  We were incorporated in Delaware on July 2, 2013.  Our business to date business focused on developing, manufacturing, and getting independent certification and state approvals for our BDI-747/1 device, hiring management and staff personnel, contracting with distributors and leasing and servicing our products.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

We may not be able to meet our future capital needs.

To date, we have not generated sufficient revenue to meet our capital needs, and we may not be able to in the future.  Our future capital requirements will depend on many factors, including our ability to develop our products, cash flow from operations, and competing market developments.  We will need additional capital in the near future.  Any equity financings will result in dilution to our then-existing stockholders.  Sources of debt financing may result in high interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we will be required to reduce or curtail operations.

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued and we may not be able to continue operations.

We have historically experienced negative cash flows from operations since our inception and we expect the negative cash flows from operations to continue for the foreseeable future.  Unless and until we are able to generate higher revenues, we expect such losses to continue for the foreseeable future. As discussed in our financial statements, there exists substantial doubt regarding our ability to continue as a going concern.

Product manufacturing and development efforts are highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise additional capital to support our future operations through one or more methods, including but not limited to, issuing additional equity or debt.

In addition, we may also raise additional capital through additional equity offerings, and licensing our future products in development.  While we will continue to explore these potential opportunities, there can be no assurances that we will be successful in raising sufficient capital on terms acceptable to us, or at all, or that we will be successful in licensing our future products.  Based on our current projections, we believe we have insufficient cash on hand to meet our obligations as they become due based on current assumptions.  The uncertainties surrounding our future cash inflows have raised substantial doubt regarding our ability to continue as a going concern.

 Current economic conditions and capital markets are in a period of disruption and instability which could adversely affect our ability to access the capital markets, and thus adversely affect our business and liquidity.

The current economic conditions and financial crisis have had, and will continue to have, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity.  The shortage of liquidity and credit combined with the substantial losses in worldwide equity markets could lead to an extended worldwide recession.  We may face significant challenges if conditions in the capital markets do not improve.  Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans.  Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for our product is highly competitive and is becoming more so, which could hinder our ability to successfully market our products.  We may not have the resources, expertise or other competitive factors to compete successfully in the future.  We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do.  As a result, these competitors may be able to:

•

develop and expand their product offerings more rapidly;

•

adapt to new or emerging changes in customer requirements more quickly;

•

take advantage of acquisition and other opportunities more readily; and

•

devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

If our products do not gain state approvals and/or expected market acceptance, prospects for our sales revenue may be affected.

We use the BDI-747/1 device in the judicially-mandated market for DUI offenders.   The judicially-mandated market is where a breathalyzer device is required by law as a punishment for the committing a crime.  As a result, sales and servicing of our product is dependent upon us gaining approval in each individual state and/or locality where we want to sell our products.  This result can be expensive and time-consuming and there is no guarantee we will be successful in obtaining approval in all the states where we apply and if we don’t get approval in a sufficient number of states the market for our products will suffer.  Additionally, even if we gain state approval, there is no guarantee our product will be chosen by a sufficient number of DUI offenders in those states to provide us with sufficient revenues to pay our expenses.

We plan to sell the BDI-747/1 device in many states through third-party distributors.  If we are unsuccessful in finding qualified distributors or our distributors do not perform well, our business could suffer.

While we have a retail location in Los Angeles, California, and may open more in the future, under our current business plan we plan to sell the BDI-747/1 device through third-party distributors in many regions and states.  If we are unable to find qualified distributors in certain regions and/or states, and/or the distributors we contract with do not perform well, then we may not sell and service as many of our BDI-747/1 devices as we anticipate, and our business would suffer as a result.

If critical components become unavailable or our suppliers delay their production of our key components, our business will be negatively impacted.

Currently, we rely on a primary supplier to supply us with the primary components for our BDI-747/1 device, which we then complete the assembly at our location in Los Angeles, California.  As a result, the stability of component supply is crucial to our ability to get sufficient supplies to manufacture our products. Due to the fact we currently assemble  our device from “off the shelf” parts and components, some of our critical devices and components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

If we are successful in our growth, outsourcing the production of certain parts and components would be one way to reduce manufacturing costs. We plan to select these particular manufacturers based on their ability to consistently produce these products according to our requirements in an effort to obtain the best quality product at the most cost effective price. However, the loss of all or one of these suppliers or delays in obtaining shipments would have an adverse effect on our operations until an alternative supplier could be found, if one may be located at all.  If we get to that stage of growth, such loss of manufacturers could cause us to breach any contracts we have in place at that time and would likely cause us to lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We obtain the primary components for the BDI-747/1 device from a third party supplier.  This supplier likely procures most of the raw materials to make our device from third parties. If these companies were to terminate their agreements with our supplier, or our supplier with us, without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be delayed in our ability or unable to process and deliver our products to our customers.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Although we have quality assurance practices to ensure good product quality, defects still may be found in the future in our future products.

End-users could lose their confidence in our products and us if they unexpectedly use defective products or use our products improperly.  This could result in loss of revenue, loss of profit margin, or loss of market share.  Moreover, because our products may be employed in the automotive industry, if one of our products is a cause, or perceived to be the cause, of injury or death in a car accident, we would likely be subject to a claim.  If we were found responsible it could cause us to incur liability which could interrupt or even cause us to terminate some or all of our operations.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. Competition in the industry could cause us difficulty in recruiting or retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it would harm our ability to develop competitive product and retain good customers and could adversely affect our business and operating results.

As of December 31, 2015, our internal controls were not effective which led to material weaknesses in our internal controls over financial reporting,and, as a result we were not be able to report our financial results accurately or timely and in the future could have a problem  to detecting fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud.  We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting.  Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective, and as of December 31, 2015 they were not effective.  There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment.  In addition, control procedures are designed to reduce rather than eliminate business risks.  If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.  Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the OTC Markets.  Our common stock is thinly traded compared to larger more widely known companies.  Thinly traded common stock can be more volatile than common stock trading in an active public market.  We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets.  Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.  Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our executive offices, consisting of approximately 450 square feet, are located at 1080 La Cienega Boulevard, Suite 304, Los Angeles, California 90035.  We currently complete the assembly of our BDI-747/1 devices at our offices.   Under our lease of this premises, we pay $1,450 per month and our current lease runs through February 28, 2017.

ITEM 3 - LEGAL PROCEEDINGS

We are not current involved in any legal proceedings.

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

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BDIC.”  We were listed on June 30, 2015 but did not have a quoted bid price until the fourth quarter of 2015.  The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2015 and 2014, as best we could estimate from publicly-available information.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended December 31,		Bid Prices
	Period	High	Low

2014	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A
		N/A	N/A
2015	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$3.55	$0.40

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

We have not adopted any stock option or stock bonus plans.

Holders

As of December 31, 2015, there were approximately 15,006,750 shares of our common stock outstanding held by 42 holders of record and numerous shares held in brokerage accounts.  As of April 8, 2016, there were 15,195,750 shares of our common stock outstanding held by 46 holders of record.  Of these shares, 5,537,500 were held by non-affiliates.  On the cover page of this filing we value the 5,537,500 shares held by non-affiliates at $3,355,725.  These shares were valued at $0.606 per share, based on our closing share price on April 8, 2016.

Warrants

We currently have two warrants outstanding to purchase our common stock:

On August 7, 2015, we issued LGL, LLC a warrant to purchase 30,000 shares of our common stock at an exercise price of $0.50 per share.  The warrant has an exercise period of three years from the date of issuance.  The issuance of the promissory note and warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

  On November 25, 2015, we issued Mr. Petlak a warrant to purchase 80,000 shares of our common stock at an exercise price of $0.80 per share.  The warrant has an exercise period of two years from the date of issuance.  The issuance of the promissory note and warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.  Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Currently, we do not have any equity compensation plans.  As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2015.

Recent Issuance of Unregistered Securities

During the last three years, we issued the following unregistered securities.  All such securities were issued pursuant exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

In April 2016, we entered into a Common Stock Purchase Agreement with Gustavo Arceo under which we agreed to issue 100,000 shares in exchange for $20,000.  Mr. Arceo is a personal acquaintance of Mr. Laurence Wainer, our sole officer and director.

On March 30, 2016, we entered into a Securities Purchase Agreement with Dr. Oren Azulay, under which we agreed to issue Dr. Azulay a non-convertible promissory note in the amount of $50,000 with an interest rate of 18%, and 50,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $50,000.  Dr. Azulay is a personal acquaintance of Mr. Laurence Wainer, our sole officer and director.

On March 10, 2016, we issued 5,000 shares of our common stock, restricted in accordance with Rule 144, to a non-affiliate party in exchange for a one day investor relations/public relations marketing campaign.

On February 16, 2016, we entered into an agreement with High Point Communication, under which High Point Communication was engaged to provide public relations and communications services for us.  Under this agreement, we issued High Point Communications 34,000 shares of our common stock.

On November 24, 2015, we entered into an agreement with David Petlak, one of our existing non-affiliate shareholders, and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading day prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of our outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company).  In connection with the issuance of the promissory note, we issued Mr. Petlak a warrant to purchase 80,000 shares of our common stock at an exercise price of $0.80 per share.  The warrant has an exercise period of two years from the date of issuance.  The issuance of the promissory note and warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

On dates between April 3, 2015 and April 21, 2015, we entered into subscription agreements with four (4) non-affiliate investors pursuant to which we sold the investors an aggregate of 108,000 shares of our common stock for an aggregate purchase price of $54,000. The sales were made at $0.50 per share.  Pursuant to the subscription agreements, the investors are entitled to have the shares purchased thereunder included in our next registration statement, other than a registration statement related solely to the sale of securities to participants in a stock plan, a Form S-4 registration statement or a registration on any other form that does not include substantially the same information as would be required to be included in a registration statement covering the resale of the investors’ shares.  The foregoing issuances were effected in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients were provided information about us and an investment in our common stock and the issuances did not involve any form of general solicitation or general advertising.

Between December 2014 and April 2015, we sold an aggregate of 441,750 shares of our common stock in exchange for $315,000 to seven (7) different investors.  The shares were acquired for purchase prices ranging from $0.50 to $0.80.  Other than the seven (7) investors in the offering no other individuals or entities were offered the opportunity to invest in the offering.  The offering was conducted in accordance with Rule 506(b) of the Securities Act.  All of the investors and potential investors were personally known to members of our management team before the offering and were familiar with our business plan and operations.

From April 1, 2014 to April 30, 2014, we issued 4,565,000 shares to of our common stock to 35 different investors in exchange for $456.50.  These shares were issued as part of a private placement of securities by us in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally by Mr. Laurence Wainer, our sole officer, and each possessed at the time of their investment bona fide substantive, pre-existing business relationships with us and/or Mr. Wainer. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.  These shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933.

On February 7, 2014, we issued 9,700,000 shares of its common stock for $970 to Laurence Wainer.  The foregoing issuances were effected in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients were provided information about us and an investment in our common stock and the issuances did not involve any form of general solicitation or general advertising

The initial shares issued to Messrs. Cassidy and McKillop were founder shares issued as part of the formation of the corporation and the Company and involved no public offering of securities. The shares issued to Mr. Wainer were part of the change of control and were issued pursuant to the execution provided pursuant to Section 4(a)(2) for an offering of securities not involving any public offering. The foregoing issuances were effected in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients were provided information about us and an investment in our common stock and the issuances did not involve any form of general solicitation or general advertising

On July 2, 2013, we issued an aggregate of 20,000,000 shares of our common stock were issued to James Cassidy and James McKillop (10,000,000 shares each) for total consideration paid of $2,000 ($1,000 each). Mr. Cassidy and Mr. McKillop were the founders of the corporation and their shares were issued as founders shares.  Subsequently, on February 6, 2014, we redeemed 9,850,000 shares from each Mr. Cassidy and Mr. McKillip for the redemption price of $985 each.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward Looking Statements

In this document we make a number of statements, referred to as “forward-looking statements”, that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

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

Overview and Outlook

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the current year ending December 31, 2015, we generated our first revenues of $30,569 as well as deferred revenues of $81,674 with $50,000 of distributorship fee income anticipated to be recognized in the 2nd quarter of 2016 provided all contract provisions are met with regulating agencies and completed in the first half of 2016. From July 2, 2013 (inception) to December 31, 2015, we experienced a net loss and accumulated deficit of $731,111 and total liabilities of $366,568 including $140,407 in notes payable to our president, Laurence Wainer.

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

Since receiving our NHSTA Certification and as of July 24, 2015 we have submitted applications to 13 states to be considered as a state certified breath alcohol ignition interlock manufacturer and provider.  Eight of these applications have been approved and we are expecting the other 4 approvals shortly in the second quarter of 2016.

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

As of April 8, 2016, we have 255 units installed and we are expecting delivery of assembled parts for 70 more units shortly.  On January 26, 2015, we entered into an agreement with our assembler to begin the assembly, on our behalf, of an additional 1,000 units of our BDI-747 offender monitoring devices.  We have purchased parts for 1125 units on order, of which we have prepaid 20% of the cost of production and assembly in the amount of $80,000.

As of June 30, 2015, the BDI-747/1 is approved as an ignition interlock device in California, Oregon, Arizona, Kentucky, Oklahoma, Texas and Tennessee. We have applied for approval of the BDI-747/1 in several other states and are currently going through the application and review process.

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

Liquidity and Capital Resources

Our cash balance at December 31, 2015 was $9,103, which was the cash-on-hand remaining after spending most of our cash resources to assemble and manufacture our initial BDI-747/1 devices.   Our cash is largely due to Laurence Wainer contributing $75,000 as additional paid in capital in 2014 and $29,235 in 2015, $230,000 and $85,000 from stock sales in 2015 and 2014, respectively, and issuance of a long-term note in the amount of $160,000 in 2014, which is due in March 2019. In addition the Company entered into note and convertible note agreements in the fourth quarter of 2015 $60,200.  We believe that with these cash infusions, monitoring, distribution fees and the ability to control variable cash expenditures combined with the commitment of the CEO to provide all additional funding to continue operations into at least June 2016.

Cash provided by financing activities for the year ended December 31, 2015 was $172,049 which came from the issuance of common stock for cash, additional paid in capital, issuance of notes and convertible notes payable and the pay down of the Company’s note to Laurence Wainer.

Revenues and Losses

We generated our first revenues in the second half of 2015 of $30,569 and deferred revenues of $81,674, consisting of fees from monitoring services and distribution fees.  Currently, we have lease agreements extending out over the next 18 months that have a value of approximately $200,000.  Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees is close to 100%.  The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

We incurred a net loss of $505,442 and $223,769 for the years ending December 31, 2015 and 2014.  Our expenses consisted of payroll, general and administrative expenses, professional fees, research and development costs and interest expense incurred in connection with the day to day operation of our business. Our net loss from inception through December 31, 2015 was $731,111.

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

Convertible Note Payable

On August 7, 2015, we entered into an agreement with a third party non-affiliate and issued a 7.5% interest bearing convertible debenture for $15,000 due on August 7, 2017, with conversion features commencing after 180 days following the date of the note. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading day prior to the conversion date. In connection with this Convertible Note Payable, we recorded a $5,770 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.  As of December 31, 2015 this note has not been converted.

In conjunction with the issuance of the above Convertible Note Payable, we issued a warrant on August 7, 2015 to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 3 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate -1.08%. We recorded an additional $4,873 discount on debt, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

On November 24, 2015, we entered into an agreement with David Petlak, one of our existing non-affiliate shareholders, and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading day prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of our outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company). In connection with this Convertible Note Payable, we recorded a $32,897 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value .  As of December 31, 2015 this note has not been converted.

In connection with the issuance of the promissory note, we issued Mr. Petlak a warrant to purchase 80,000 shares of our common stock at an exercise price of $0.80 per share. The warrant has an exercise period of two years from the date of issuance.

During the year ended December 31, 2015, we amortized a total debt discount of $4,937 into interest expense. As of December 31, 2015, a net discount of $52,386 remained for the two convertible notes.

Additional Paid-In Capital

On April 7, 2014, Laurence Wainer contributed $29,235 and $75,000 in 2015 and 2014, respectively, as additional paid in capital. The prior management of the Company paid all incorporating and other expenses totaling $700 without expectation, then or at any future time, of repayment, and such is recorded as additional paid-in capital.

Revenues

We earn revenue from installation, leasing and monitoring of our ignition interlock device to those persons who may be under court or other mandated programs to install ignition interlock devices on their automobiles. These monitoring fees are recognized on a straight line of short term rental periods.  Another means of generating revenue, we sell distributorships for the “Blow & Drive” devices. This income stream of distributer fees consist of multiple element revenue arrangements.  Distributors are required to buy devices and parts from us for use in their business. To date we have sold three franchises and have generated $10,000 in revenue and $50,000 in deferred revenues from our franchise sales.

Equipment Financing

We have no existing equipment financing arrangements.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Discussion of Period ended December 31, 2014

As of December 31, 2014, we had not generated revenues and had a net loss of $223,769 and negative operating cash flows of $188,187. At December 31, 2014, we had cumulative net loss and accumulated deficit of $225,669.

We raised $235,000 from our largest shareholder, and $230,456 from the issuance of additional common shares to other parties.

Discussion of Period ended December 31, 2015

As of December 31, 2015, we had revenues of $30,569 from operations, consisting of monitoring and distribution fees, and had 97 lease agreements in place with monthly recurring billing of approximately $7,000. Our operating loss for the year ended December 31, 2015 was $471,269 with payroll commencing in the year totaling $150,114, professional fees of $99,846, research and development costs of $59,519 and general and administrative of $164,615.  At December 31, 2015, we had a cumulative net loss and accumulated deficit of $731,111.

Our president contributed $29,235 in additional paid – in capital, we sold common stock for $85,000, and received $10,200 in a note and $65,000 from convertible notes in 2015.  To date with additional funding from loans and our growing revenue streams we believe we have sufficient capital to run our operations at least through June 2016.  .

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2015, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b)             Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

4.

Currently, we do not have the ability to timely and accurately record convertible debt transactions, deferred revenue, and derivative liabilities in the financial statements and have needed additional time, beyond the filing deadlines set by the Commission, to file our periodic reports.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

In order to remediate the material weakness in our documentation, evaluation and testing of internal controls, we hope to hire additional qualified and experienced personnel to assist us in remedying this material weakness.

(d)           Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2015.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2015, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Laurence Wainer	49	President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary (2014) and a Director (2014)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Term of Office

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our board of directors appoints our officers, and our officers hold office until their successors are chosen and qualify, or until their resignation or their removal.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

Other than the involuntary bankruptcy proceeding mentioned herein, no bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

All proceedings of the board of directors for the year ended December 31, 2015 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

As of December 31, 2015, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We do not have a code of ethics.

Section 16(a) Beneficial Ownership

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Laurence Wainer	2	4	0

Indemnification of Directors and Officers

Article Fourteen of our Articles of Incorporation provides that, to the fullest extent permitted by law, no director or officer shall be personally liable to the corporation or its shareholders for damages for breach of any duty owed to the corporation or its shareholders.  In addition, the corporation shall have the power, in its bylaws or in any resolution of its stockholders or directors, to indemnify the officers and directors of the corporation against any liability as may be determined to be in the best interests of this corporation, and in conjunction therewith, to buy, at the corporation’s expense, policies of insurance.

Article XI of our Bylaws further addresses indemnification of our directors and officers and allows us to indemnify our directors and officers to the fullest extent permitted by the General Corporation Law of Delaware.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2015;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2015,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2015 and 2014, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Laurence Wainer President, CFO, COO, Secretary(1)	2015 2014	16,300 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	16,300 -0-
James Cassidy (former President, Director)(2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James McKillop (former Vice President, Director)(2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Mr. Wainer was appointed President, Chief Executive Officer, Chief Financial Officer and Director on February 6, 2014.

(2)

Mr. Cassidy and Mr. McKillop each resigned as officers and directors effective February 6, 2014.

Employment Contracts

We do not have employment agreements with our employees.

In September 11, 2015 we entered into an independent contract agreement with Mr. Laurence Wainer for his services as our sole executive officer.  Under the terms of the agreement, we agreed to pay Mr. Wainer $4,000 per month for his services as our sole executive officer.  The agreement is for an initial term of one year, which will automatically renew for one year periods unless terminated in accordance with the agreement.

Long-Term Incentive Plans. We do not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans.  We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Director Compensation

The following table sets forth director compensation for 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Laurence Wainer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2015 and December 31, 2014. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Laurence Wainer	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2015.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2015.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2016, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)

Common Stock	Laurence Wainer (3)	President, CEO, CFO, Secretary and Director	9,568,250	63.0%

Common Stock	Ariella, Karen, Leah Winkler Trust 226 S. Ledoux Rd. Beverly Hills, CA 90211	5% Shareholder	990,000	6.5%

Common Stock	Dianne Wainer 226 S. Ledoux Rd. Beverly Hills, CA 90211	5% Shareholder	990,000	6.5%

Common Stock	Michael Wainer 226 S. Ledoux Rd. Beverly Hills, CA 90211	5% Shareholder	990,000	6.5%

Common Stock	Chaim K Wainer 226 S LeDoux Rd BH. CA 90211	5% Shareholder	990,000	6.5%

Common Stock	All Officers and Directors as a Group (1 person)		9,568,250	63.0%

(1)

Unless otherwise indicated, based on 15,195,750 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)

Unless indicated otherwise, the address of the shareholder is 1080 La Cienega Boulevard, Suite 304

Los Angeles, California 90035.

(3)

Indicates one of our officers or directors.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act.  There are no classes of stock other than common stock issued or outstanding.  The Company does not have an investment advisor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 11, 2015 we entered into an independent contract agreement with Mr. Laurence Wainer for his services as our sole executive officer.  Under the terms of the agreement, we agreed to pay Mr. Wainer $4,000 per month for his services as our sole executive officer.  The agreement is for an initial term of one year, which will automatically renew for one year periods unless terminated in accordance with the agreement.

Corporate Governance

As of December 31, 2015, our Board of Directors consisted of Laurence Wainer.  As of December 31, 2015, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2015 and December 31, 2014 for professional services rendered by Redwitz, Inc. and JDPH & Company for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees and Audit Related Fees	$22,500	$22,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$22,500	$22,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Redwitz, Inc. and JDPH & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Redwitz, Inc. and JDPH & Company’s independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2)

Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)

Exhibits

Refer to (b) below.

(b)

Exhibits

3.1 (1)	Articles of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2*	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.2 (2)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.3 (2)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.4 (3)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.5 (4)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (4)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (4)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (5)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (6)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (6)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).
101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registrati0n statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*Filed herewith.

(1)

Incorporated by reference from our Registration Statement on Form 10-12g filed with the Commission on September 30, 2013.

(2)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(3)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(4)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(6)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: April 14, 2016	/s/ Laurence Wainer
By: Laurence Wainer
Its: President (Principal Executive Officer) and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2016	/s/ Laurence Wainer
By: Laurence Wainer, Director, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm

F-2

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Balance Sheet

F-4

Consolidated Statement of Operations

F-5

Consolidated Statements of Changes in Stockholders' Equity

F-6

Consolidated Statement of Cash Flows

F-7

Notes to Consolidated Financial Statements

F-8

Supplementary Data

Not applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Blow & Drive Ignition Interlock Corporation

and subsidiary:

We have audited the accompanying consolidated balance sheet of Blow & Drive Ignition Interlock Corporation and subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blow & Drive Ignition Interlock Corporation and subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited cash resources, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Redwitz, Inc.

Irvine, California

April 13, 2015

Report of Independent Registered Public Accounting Firm

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blow & Drive Interlock Corporation

We have audited the accompanying balance sheet of Blow & Drive Interlock Corporation formerly known as Jam Run Acquisition Corporation as of  December 31, 2014, and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2014. Blow & Drive Interlock Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company‘s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blow & Drive Interlock Corporation as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ JDPH & Company
Irvine, California
March 18, 2015

Blow & Drive Interlock Corporation
Consolidated Balance Sheets

	As of December 31,
	2015	2014
Assets
Current Assets
Cash	$9,103	$272,692
Accounts receivable	1,591	-
Prepaid expenses	2,573	-
Inventories	10,365	-
Total current assets	23,632	272,692

Other assets
Deposit	6,225	-
Property and equipment	45,647	2,400
Total assets	$75,504	$275,092

Liabilities and Stockholders' (Deficit) / Equity
Current liabilities
Accounts payable	$10,367	$-
Accrued expenses	44,513	24,400
Accrued payroll liabilities	9,368	-
Accrued interest	2,000	-
Accrued interest - related party	-	9,412
Deferred revenue	81,674	-
Income taxes payable	4,100	2,000
Beneficial conversion feature - derivative liability	51,325	-
Note payable	10,200	-
Note payable - related party, current portion	54,341	48,994
Total current liabilities	267,888	84,806

Long - term liabilities
Note payable - related party, net of current portion	86,066	108,799
Convertible note payable, net of debt discount of $52,386	12,614	-
Total liabilities	366,568	193,605

Stockholders’ (deficit) / equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,006,750 and 14,852,500 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,500	1,485
Additional paid-in capital	438,547	305,671
Accumulated deficit	(731,111)	(225,669)
Total stockholders’ (deficit) / equity	(291,064)	81,487
Total liabilities and stockholders' (deficit) / equity	$75,504	$275,092

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation
Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014

Revenues - monitoring	$20,569	$-
Revenues - distributorships	10,000	-
Total revenues	30,569	-
Cost of revenue - monitoring	5,050	-
Cost of revenue - distributorships	5,194	-
Total cost of revenues	10,244	-

Gross Profit	20,325	-

Operating expenses
Payroll	150,114	-
Professional fees	99,846	136,548
General and administrative	164,615	40,010
Research development	59,519	35,200
Impairment of asset	17,500	-
Total operating expenses	491,594	211,758

Loss from operations	(471,269)	(211,758)

Other income (expense)
Interest expense	19,915	10,411
(Gain) / loss on changes in
fair value of derivative liability	12,658	-

Income (loss) before income taxes	(503,842)	(222,169)

Income taxes	1,600	1,600

Net (loss)	$(505,442)	$(223,769)

Loss per common share-basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares
outstanding-basic and diluted	14,973,866	14,426,116

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation
Consolidated Statement of Changes in Stockholders' (deficit) Equity

		Common	Additional Paid-	Accumulated	Total
	Shares	Stock	In Capital	Deficit
Balance at December 31, 2013	20,000,000	$2,000	$700	$(1,900)	$800
Issuance of common stock for services	9,700,000	970	-	-	970
Issuance of common shares for subscription receivable	4,852,500	485	229,971	-	230,456
Repurchase of common stock	(19,700,000)	(1,970)	-	-	(1,970)
Additional paid-in capital	-	-	75,000	-	75,000
Net loss	-	-	-	(223,769)	(223,769)
Balance at December 31, 2014	14,852,500	1,485	305,671	(225,669)	81,487

Issuance of common stock for cash	154,250	15	84,985	-	85,000
Warrants issued	-	-	18,656	-	18,656
Additional paid-in capital	-	-	29,235	-	29,235
Net loss	-	-	-	(505,442)	(505,442)
Balance at December 31, 2015	15,006,750	$1,500	$438,547	$(731,111)	$(291,064)

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(505,442)	$(223,769)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Common stock issued for services	-	970
Depreciation	2,901	-
Changes in fair value of derivative liability	12,658	-
Accretion of debt discount	4,937	-
Impairment of fixed assett	17,500
Changes in:
Account receivable	(1,591)	-
Prepaid expenses	(2,573)	-
Inventories	(10,365)
Deposits	(6,225)	-
Accounts payable	10,367
Accrued interest	2,000
Accrued interest - related party	(9,412)	-
Accrued liabilities	20,113	34,612
Accrued payroll liabilities	9,368	-
Deferred revenue	81,674	-
Taxes payable	2,100	-
Net cash used in operating activities	(371,990)	(188,187)

Cash Flows From Investing Activities
Purchase of fixed assets	(63,648)	(2,400)
Net cash used in investing activities	(63,648)	(2,400)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	85,000	230,456
Proceeds from note payable	10,200
Proceeds from convertible notes payable	65,000	-
Repayments of notes payable - related party	(17,386)	(2,207)
Proceeds from note payable - related party	-	160,000
Repurchase of common shares	-	(1,970)
Shareholder contributions	29,235	75,000
Net cash provided by financing activities	172,049	461,279
Net increase (decrease) in cash	(263,589)	270,692
Cash at beginning of period	272,692	2,000
Cash at end of period	$9,103	$272,692

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$22,291	$998
Taxes	$-	$800

Non-cash transactions:
Common stock issued for subscription receivable	$-	$457
Common stock issued for services	$-	$970

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock

Notes to the Consolidated Financial Statements

NOTE 1: Nature of Operations and Summary of Significant Policies

Nature of Operations

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company markets and rents alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs.  The Company has approval for its device in the following states:  California, Arizona, Oregon, Kentucky, Tennessee and Texas.

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

During the year ended December 31, 2015, the Company began to license others to distribute the BDI-747/1 and provide services related to the device. The distributorships are for specific geographical areas (either entire states or certain counties within states) and, as of December 31, 2015, the Company has entered into three distributorship agreements. Under the distribution agreements the Company typically receives a onetime fee, and then is entitled to receive a  per unit registration fee and a per unit monthly fee for each BDI-747/1 unit the distributor has in inventory or on the road beginning thirty (30) days after the distributor receives the unit. As of December 31, 2015, the Company has entered into distributorship agreements totaling $85,000 in onetime fees.

At December 31, 2015, the Company has begun receiving the monthly registration fees related to one distributor, and is recognizing monthly monitoring fee income.  In addition, the company has begun recognizing monthly fee income from units the Company has installed into customers vehicles

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.  Accounts are consolidated with the wholly owned subsidiary and all intercompany accounts are eliminated in consolidation.

 Revenue Recognition

Revenue is derived from the sale of distributorships and from the monitoring fee on Company installed units.  All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. The Company had its first revenues of $30,569 for the year ended December 31, 2015.

F-8

• Distributorships

Revenue is recognized pursuant to ASC Topic 605, "Revenue Recognition" (ASC 605).  Monthly per unit fee revenue is earned and recognized over the term of the contract as support services are provided. Revenues from territory exclusivity are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured.

The Company enters into arrangements that include multiple deliverables, which typically consist of the sale of exclusive distributorship territory rights, startup supplies package, promotional material, three weeks of onsite training and an ongoing monthly support services.  We account for each material element within an arrangement with multiple deliverables as separate units of accounting.  Revenue is allocated to each unit of accounting under the guidance of ASC Topic 605-25, Multiple-Element Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available.  The Company is required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The Company generally does not separately sell distributorships or training on a standalone basis.  Therefore, the Company does not have VSOE for the selling price of these units nor is third party evidence available and thus management uses its best estimate of selling prices in our allocation of revenue to each deliverable in the multiple element arrangement.

•

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles.  The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company.  Revenue is recognized from these companies on the straight line basis over the term of the agreement.  Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at December 31, 2015.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2015, the Company has established, based on a review of its outstanding balances, no allowance for doubtful accounts as it deems none is needed.

 Inventories

Inventories consist of purchased spare parts and supplies for the breath alcohol ignition interlock device, and are valued at the lower of cost or market value on a first-in, first-out basis.

Long-Lived Assets

In accordance with ASC Topic 350, long-lived assets, such as definite lived intangible assets, to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. As of December 31, 2015, management determined there was an impairment of $17,500 related to monitoring software that was deemed un-utilizable and was abandoned.

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

Loss per Common Share

The Company has adopted ASC 260 “Earnings per Share”. Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015 and 2014, there are no outstanding dilutive securities.

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

Level 2: defined as inputs other than quoted prices in active markets that is either directly or indirectly observable: and

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as defined.

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

Share-Based Compensation

The Company follows the provisions of ASC 718, Share-Based Payment, which requires all share-based payments to employees and non-employees to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of share-based compensation. As of December 31, 2015 and 2014 the Company has not issued any options or warrants to employees or non-employees as compensation.

NOTE 2: Going Concern

The Company has sustained a cumulative net loss and accumulated deficit of $731,111 since inception on July 2, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and / or raise other capital. During, 2015, the Company raised approximately $29,235, from its largest shareholder (see note 14), an additional $85,000 from stock sales and incurred new note and convertible notes payable for $75,200.

Management’s plans include increasing revenues as units installed are anticipated to rise as 1,000 units are on order subsequent to December 31, 2015.  Also the Company anticipates selling equity securities and obtaining debt financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3: Recent Accounting Pronouncements

 In November 2015, the FASB issued guidance related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities are classified as non-current in a consolidated balance sheet. This guidance is effective in the first quarter of 2017 and is not expected to materially impact financial position or net earnings.

In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption.

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on consolidated financial statements.

NOTE 4: Accounts Receivable

A summary of accounts receivable is as follows:

 NOTE 5: Deposits

On January 21, 2015, the Company and Mr. Wainer, Chief Executive Office of the Company, entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. The Company’s base rent under the lease is $1,450 per month. The lease began on February 1, 2015 and the balance recorded in the balance sheet as deposits represents the lease deposit under the lease contract.

NOTE 6: Property and Equipment

 NOTE 7: Accrued Expenses

NOTE 8:  Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy.  As of December 31, 2015 deferred revenue totaled $81,674 and is comprised of $50,000 related to distributorship sales with the remaining deferred revenue of $31,674 relating to Company serviced ignition interlock monitoring customers.  There was no deferred revenue at December 31, 2014.

NOTE 9: Note Payable

 On December 18, 2018 The Company entered into a six month note with Celtic Bank, (Kabbage) for $10,200 with an effective annual interest rate of 102% after considering the $2,856 in associated loan costs.  At December 31, 2015 the balance was $10,200 with interest paid current.  This note is secured by all of the Company’s assets.

NOTE 10: Notes Payable – Related Party

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note has a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205. The Company and Laurence Wainer entered into an additional agreement effective April 2014 suspending loan repayments until January 2015. As of January 2015, the payments have resumed. The principal payments related to this note for the future years ended December 31, are as follows:

On October 29, 2015 the company entered into a non-interest bearing note payable and royalty agreement with a relative of the CEO.  Under the note, the Company is to borrow $55,000 (none of which was borrowed as of December 31, 2015) and begin to repay the principal amount beginning on April 26, 2016 at a rate of approximately $937 per month with escalations to approximately $2,710 per month beginning in May 2017 until the note is paid in full.  In addition, starting in June 2017, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.

NOTE 11: Convertible Notes Payable

On August 7, 2015, the Company entered into an agreement with a third party non-affiliate and issued a 7.5% interest bearing convertible debenture for $15,000 due on August 7, 2017, with conversion features commencing after 180 days following the date of the note. Payments of interest only are due monthly beginning September 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading day prior to the conversion date. In connection with this Convertible note payable, the Company recorded a $5,770 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). As of December 31, 2015 this note has not been converted.

In connection with the issuance of the August Convertible Note Payable, the Company issued a warrant on August 7, 2015 to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 3 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate -1.08%. The Company recorded an additional $4,873 discount on debt, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

On November 24, 2015, the Company entered into an agreement with an existing non-affiliated shareholder, and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. Payments of interest only are due monthly beginning December 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company). In connection with this Convertible Note Payable, the Company recorded a $32,897 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of December 31, 2015 this note has not been converted.

In connection with the issuance of the November convertible note payable, the Company issued a warrant to purchase 80,000 shares of our common stock at an exercise price of $0.80 per share. The warrant has an exercise period of two years from the date of issuance.  The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 2 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate -.61%. The Company recorded an additional $13,783 discount on debt, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

During the year ended December 31, 2015, the Company amortized a total debt discount of $4,937 into interest expense. As of December 31, 2015, a net discount of $52,386 remained for the two convertible notes.

NOTE 12: Derivative Financial Instruments

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

The Company has a $15,000 convertible note with variable conversion pricing outstanding at December 31, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes option pricing model. The price of the Company’s common stock at December 31, 2015 was $1.32.  The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 1.58 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate - 0.61%.

At December 31, 2015, the Company valued the conversion features using the assumptions specified above and determined that, for the period ended December 31, 2015, the Company’s derivative liability amounted to $11,354. The Company recognized a corresponding loss of $5,584 on derivative liability in conjunction with this valuation during the year December 31, 2015.

The Company also has a $50,000 convertible note with variable conversion pricing outstanding at December 31, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes option pricing model. The price of the Company’s common stock at December 31, 2015 was $1.32. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 1.88 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate - 0.61%.

At December 31, 2015, the Company valued the conversion features using the assumptions specified above and determined that, for the period ended December 31, 2015, the Company’s derivative liability amounted to $39,971. The Company recognized a corresponding loss of $7,074 on derivative liability in conjunction with this valuation during the year December 31, 2015.

NOTE 13: Taxes

For the years ended December 31, 2015 and 2014, the components of income tax expense are as follows:

	Year Ended December 31,
	2015	2014
Current provision:
Federal	$-	$-
State	1,600	1,600
	1,600	1,600
Deferred:
Federal	-	-
State	-	-
	-	-
Income tax expense	$1,600	$1,600

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2015 and 2014 has been established to reflect these uncertainties.  As of December 31, 2015 and 2014, the net deferred tax asset before valuation allowances is approximately $291,000 and $90,000 respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Deferred revenue	$32,000	$-
Net operating loss carryforwards	259,000	90,000
Total deferred tax assets	291,000	90,000

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Net deferred assets before valuation allowance	291,000	90,000
Valuation allowance	(291,000)	(90,000)
Net deferred tax assets	$-	$-

The Company is delinquent in filing income tax returns since 2013.  However, at December 31, 2015, management believes the Company has available unused net operating loss carryforwards of approximately $650,000 for federal and state that may be applied against future taxable income and that, if unused, expire beginning in 2033.

As the Company is delinquent in filing our tax returns, management is unable to evaluate the Company’s tax positions for each reporting period to determine the uncertainty of such positions based upon one of the following conditions: (1) The tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lessor amount, or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken.

Once the Company files its returns, management plans to evaluate the Company’s tax positions for all jurisdictions and all years for which the statute of limitations remains open.  We have determined that no additional liability for unrecognized tax benefits and interest was necessary.

NOTE 14: Equity

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the year ended December 31, 2015, the Company issued the 154,250 shares of $0.001 par value common stock for $85,000.

In July 2015 the Company received $16,235 as additional paid in capital from Laurence Wainer, Chief Executive officer of the Company as well as $10,000 in October and $3,000 in November 2015.

NOTE 15: Warrant and Option Issuances

The Company issued 30,000 warrants which are outstanding as of December 31, 2015 that have an exercise price of $0.50 per share and are all exercisable. They were issued in August 2015 in conjunction with the convertible note payable and have a three year life. (See note 11)

In addition, the Company issued 80,000 warrants which are outstanding as of December 31, 2015 that have an exercise price of $0.80 per share and are all exercisable. They were issued in November 2015 in conjunction with the convertible note payable and have a two year life.  (See note 11)

NOTE 16: – Related party transactions

During the years ended December 31, 2015 and 2014, the Company held notes payable to related parties in the amounts of $140,407 and $157,793, respectively, with Laurence Wainer, CEO.  In addition, the CEO contributed an additional $29,235 and $75,000 into paid-in-capital for the years ended December 31, 2015 and 2014, respectively.

A relative of the CEO’s performed work relating to the Company’s website which totaled approximately $7,380 for the year ended December 31, 2015.

Also, on October 29, 2015 the company entered into a non-interest bearing note payable and royalty agreement with a relative of the CEO (See note 10).  Under the note, the Company is to borrow $55,000 (none of which was borrowed as of December 31, 2015) and begin to repay the principal amount beginning on April 26, 2016 at a rate of approximately $937 per month with escalations to approximately $2,710 per month beginning in May 2017 until the note it paid in full.  In addition, starting in June 2017, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) units in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.

NOTE 17: – Concentrations

A significant portion of the Company’s revenue is derived from relationships with a limited number of customers. The loss of one or more significant customers would have a material impact on revenues and results of operations. During the year ended December 31, 2015, one customer accounted for 33% of net revenues and the Company had no accounts receivable from this customer at December 31, 2015.  During the year ended December 31, 2014, the Company had no revenues.

All of the Company’s ignition interlock devices are purchased from one supplier in China.  The loss of this supplier could have a material impact on the Company’s ability to timely obtain additional units.

NOTE 18: Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

As of December 31, 2015, the Company has no litigation that is required to be recorded or disclosed.  However the Company is subject to a claim for refund of amounts paid by a distributor of $17,500.  This amount is reflected in accrued expense in the balance sheet.  There are no quantified other potential cost related to this claim.

On January 21, 2015, the Company and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

On September 5, 2015, the Company entered into an Exclusive Distribution Agreement with J C Lopez (“Lopez”), under which it granted Lopez the exclusive right to lease, install, service, remove and support the Company’s proprietary breath alcohol ignition interlock device (the “BDI-747/1”) in the states of Arizona and Nevada, and non-exclusively in the state of California. In exchange for these rights, Lopez agreed to pay the Company a onetime software license and support fee of $50,000, as well as $25 per month for each BDI-747/1 unit Lopez has in its inventory beginning thirty (30) days after Lopez receives the unit.  As of December 31, 2015, the Company has not received approval to operate in Nevada, and, per the agreement, Lopez has the right to rescind the agreement.  This has not occurred as of December 31, 2015.

On September 11, 2015, the Company entered into an Independent Contractor Agreement with Laurence Wainer, in order to outline the terms under which Mr. Wainer is serving as its Chief Executive Officer. Under the terms of the agreement, Mr. Wainer will be paid compensation of $4,000 per month for performing services as the Company’s Chief Executive Officer. The agreement is for a one year term, and automatically renews on its anniversary.

NOTE 19: Subsequent Events

On January 11, 2016, the Company entered into an Exclusive Distribution Agreement with Kimberlee Gleason, now DBA Blow & Drive of Houston (“B&DH”), under which the Company granted BD&H the exclusive right to operate in the Texas counties of Harris, Montgomery, Walker, San Jacinto, Liberty, Chambers, Galveston, Grimes, Fort Bend, Brazoria, and Waller.  In exchange for the exclusive rights in these Texas counties, BD&H will pay the Company a onetime license and support fee of $10,000, as well as a $150 per unit registration fee and $35 per month for each BDI-747/1 unit BD&H has in their inventory or on the road beginning thirty (30) days after BD&H receives the unit. The Company received the $10,000 license and support fee in January 2016.

On January 26, 2015, the Company entered into an agreement with an assembler to begin the assembly, on behalf of the Company of an additional 1,000 units of our BDI-747 offender monitoring devices. The agreement with the factory stipulates that the Company pay $80,000 of the costs upfront with the remainder payable, on a per-unit basis, 60 days after taking receipt of the newly manufactured units

In January 2016 the Company completed an interest-free financing agreement.  In lieu of interest payments the parties entered into royalty agreements with Edris Consulting.  Under the note, the Company is to borrow $65,000 and to begin to repay the principal amount beginning in February 2016 at a rate of approximately $937 per month with escalations that will require monthly payments of principal of approximately $3,531 per month beginning in March 2017 until the note is paid in full.  In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.

In February 2016, the Company entered into a definitive agreement with AMN Media, Inc. dba/ REVShare (“RevShare”) to provide targeted TV advertising. As per the agreement, RevShare will be coordinating placement of a Television campaign on broadcast television stations as well as local and nationwide cable networks on behalf of the Company. The advertising campaign is structured to promote the distributorship program in OR, TN, KY, TX, OK and Northern California which are key markets where the Company has a significant service center infrastructure already in place and is currently servicing those clients from company headquarters in Southern California. This is in keeping with the greater goal to build the business nationwide with a presence in every US state that has mandatory criminal offender monitoring legislation. The Company has already secured a distributorship in the entire state of Arizona and in select counties in the state of Texas.

In February 2016, the Company retained High Point Communications for the purpose of obtaining public relations and corporate communications services.  The initial term of the agreement is for nine months; the agreement may be terminated upon thirty days-notice by either party.  In exchange for these services under the agreement, the Company has issued, and is to issue, the following shares of common stock:  34,000 shares at the inception of the agreement; 33,000 shares after ninety days; and 33,000  shares after one hundred eighty days.

On March 10, 2016, the Company issued 5,000 shares of common stock in exchange for a one day investor relations/public relations marketing campaign.

On April 1, 2016, the Company entered into a Common Stock Purchase Agreement with Gustavo Arceo under which we agreed to issue 100,000 shares in exchange for $20,000.  Mr. Arceo is a personal acquaintance of Mr. Laurence Wainer, our sole officer and director.

On April 4, 2016 the Company entered into a securities purchase agreement with Dr. Oren Azuley in which the Purchaser agreed to purchase and the Company agrees to sell a $50,000 principal amount non-convertible promissory note, bearing interest at 18% per annum and Fifty Thousand (50,000) shares of the Company’s common stock, restricted in accordance with Rule 144 (the “Shares”) in exchange for Fifty Thousand Dollars ($50,000) (the ‘Purchase Price”).  The note contains interest only payments of $750 per month beginning in April 2016.  The full amount of the principal portion of the note is due on March 18, 2018.