Form 10-Q
period 2016-03-31
Blow & Drive Interlock Corp
filed 2016-05-23
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2016, there were 15,436,750 shares of common stock, $0.0001 par value, issued and outstanding.

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

3

ITEM 1 Financial Statements

The unaudited interim condensed financial statements of registrant for the three months ended March 31, 2016 and 2015 follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$1,459	$9,103
Accounts receivable, net	8,136	1,591
Prepaid expenses	19,320	2,573
Inventories	10,365	10,365
Total Current Assets	39,280	23,632
Other Assets
Deposits	6,225	6,225
Furniture and equipment	115,392	45,647
Total Assets	$160,897	$75,504
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$31,289	$10,367
Accrued expenses	49,014	53,881
Accrued interest	5,607	2,000
Income taxes payable	5,700	4,100
Deferred revenue	115,325	81,674
Derivative liability	86,059	51,325
Notes payable, current portion	32,876	10,200
Notes payable - related party, current portion	54,972	54,341
Total Current Liabilities	380,842	267,888
Long term liabilities
Note payable - related party, net of current portion	78,745	86,066
Convertible note payable, net of discount	19,779	12,614
Accrued royalties payable	120,000	-
Total Liabilities	599,366	366,568

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 15,040,750 and 15,006,750 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,504	1,500
Additional paid-in capital	472,543	438,547
Accumulated deficit	(912,516)	(731,111)
Total Stockholders’ Deficit	(438,469)	(291,064)
Total Liabilities and Stockholders’ Equity (Deficit)	$160,897	$75,504

Blow & Drive Interlock Corporation

Consolidated Statement of Operations

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Monitoring revenues	$39,479	$-
Monitoring cost of revenue	6,555	-
Gross Profit	32,924	-
Operating expenses:
Payroll	33,729	52,176
Professional fees	24,636	24,862
General and administrative expenses	66,557	19,424
Research and development	-	12,500
Depreciation and amortization	10,255	-
Common stock issued for services	17,000	-
Total operating expenses	152,177	108,962
Loss from operations	(119,253)	(108,962)
Other income (expense):
Interest expense	(27,418)	(3,043)
Change in fair value of derivative liability	(34,734)	-
Total other income (expense)	(62,152)	(3,043)
Net income (loss)	$(181,405)	$(112,005)

Basic and dilutive loss per common share	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic and diluted	15,027,259	14,887,089

6

Blow & Drive Interlock Corporation

Consolidated Statement of Shareholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance December 31, 2015	15,006,750	$1,500	$438,547	$(731,111)	$(291,064)
Shares issued for services	34,000	4	33,996	-	34,000
Net loss	-	-	-	(181,405)	(181,405)
Balance March 31, 2016	15,040,750	$1,504	$472,543	$(912,516)	$(438,469)

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

(unaudited)

	For the three months ended,
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(181,405)	$(112,005)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	10,255	120
Shares issues for services	34,000	-
Amortization of debt discount	20,083	-
Change in fair value of derivative liability	34,734	-
Changes in operating assets and liabilities
Accounts receivable	(6,545)	-
Prepaid expenses	(16,747)	-
Inventories	-	-
Deposits	-	(6,225)
Accounts payable	20,922	-
Accrued expenses	(4,867)	(2,826)
Accrued interest	3,607	(6,572)
Deferred revenue	35,251	-
Net cash used in operating activities	(50,712)	(127,508)

Cash flows from investing activities:
Purchases of property and equipment	(80,000)	(2,398)
Net cash used in investing activities	(80,000)	(2,398)

Cash flows from financing activities:
Proceeds from notes payable	160,899	-
Repayments of notes payable	(37,831)	-
Proceeds from issuance of common stock	-	31,000
Net cash provided by financing activities	123,068	31,000

Net increase (decrease) in cash	(7,644)	(98,906)
Cash, beginning of period	9,103	272,692
Cash, end of period	$1,459	$173,786

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,827	$9,412
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for service	$34,000	$-
Establishment of debt discount for royalty notes	$120,000	$-

Note 1 - Organization and Nature of Business

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

During the year ended December 31, 2015, the Company began to license others to distribute the BDI-747/1 and provide services related to the device. The distributorships are for specific geographical areas (either entire states or certain counties within states). The Company currently has entered into four distributorship agreements. Under the distribution agreements the Company typically receives a onetime fee, and then is entitled to receive a per unit registration fee and a per unit monthly fee for each BDI-747/1 unit the distributor has in inventory or on the road beginning thirty (30) days after the distributor receives the unit.

Since December 31, 2015, the Company has received the monthly fees related to one distributor. In addition, the company has begun recognizing monthly fee income from units the Company has installed into customer’s vehicles

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2016, the Company had an accumulated deficit of $912,516. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to raise funds through the sale of its equity securities or issuance of notes payable to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the prior sale of equity securities and issuance of convertible notes, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital for the next 12 months. The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and

2)	Seek additional capital to continue its operations as it rolls out its current products. The Company is currently evaluating additional debt or equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and achieve profitable operations. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with FASB ASC Topic 605-10-S99, Revenue Recognition, Overall, SEC Materials (“Section 605-10-S99”). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of revenue consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Distributorships

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (ASC 605). Monthly per unit fee revenue is earned and recognized over the term of the contract as support services are provided. Revenues from territory exclusivity are earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price has been determined and collectability has been reasonably assured.

The Company enters into arrangements that include multiple deliverables, which typically consist of the sale of exclusive distributorship territory rights, startup supplies package, promotional material, three weeks of onsite training and an ongoing monthly support services. We account for each material element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting under the guidance of ASC Topic 605-25, Multiple-Element Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The Company is required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The Company generally does not separately sell distributorships or training on a standalone basis. Therefore, the Company does not have VSOE for the selling price of these units nor is third party evidence available and thus management uses its best estimate of selling prices in our allocation of revenue to each deliverable in the multiple element arrangement.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at March 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 is adequate, but actual write-offs could exceed the recorded allowance.

Convertible Debt and Warrants Issued with Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470, Debt with Conversion and Other Options and ASC 740, Beneficial Conversion Features. We record a beneficial conversion feature (“BCF”) when convertible debt is issued with conversion features at fixed or adjustable rates that are below market value when issued. If, however, the conversion feature is dependent upon a condition being met or the occurrence of a specific event, the BCF will be recorded when the related contingency is met or occurs. The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized to interest over the life of the underlying debt using the effective interest method.

We calculate the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718, Compensation – Stock Compensation, except that the contractual life of the warrant is used. Under these guidelines, we allocate the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

For modifications of convertible debt, we record the modification that changes the fair value of an embedded conversion feature, including a BCF, as a debt discount which we amortize to interest expense over the remaining life of the debt. If modification is considered substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Fair Value of Financial Instruments

We utilize ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2016 and December 31, 2015, we did not have any level 3 assets or liabilities. As of March 31, 2016 and December 31, 2015, the derivative liabilities are considered level 2 items.

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with FASB ASC Topic 718 Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an employee stock purchase plan based on the estimated fair values.

For non-employee stock-based compensation, the Company applies FASB ASC Topic 505 Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with FASB ASC Topic 718.

Concentrations

All of the Company’s ignition interlock devices are purchased from one supplier in China. The loss of this supplier could have a material impact on the Company’s ability to timely obtain additional units.

Income Taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company also follows ASC 740-10-25, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU, as amended, is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Monitoring Units	$123,750	$46,150
Furniture, Fixtures, and Equipment	4,798	2,398
Total Assets	128,548	48,548
Less: accumulated depreciation	(13,156)	(2,901)
Furnitue and Equipment, net	115,392	45,647

Depreciation expense for the three months ended March 31, 2016 and 2015 amounted to $10,255 and $120, respectively.

Note 4 – Accrued Expense

Other current liabilities consist of the following:

	March 31, 2015	December 31, 2015
Accrued professional fees	$6,434	$27,013
Accrued wages	7,580	1,949
Accrued payroll taxes	14,665	7,419
Refundable distributorship deposit	17,500	17,500
Bank overdraft	2,835	-
Total	$49,014	$53,881

Note 5 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of March 31, 2016 and December 31, 2015 deferred revenue totaled $115,325 and $81,674, with $60,000, and $50,000, respectively, related to distributorship agreements. The remaining deferred revenue relates to Company serviced ignition interlock monitoring customers.

Note 6 – Notes Payable

Notes payable consist of the following:

	March 31, 2016		December 31, 2015
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible notes
Convetible note #1	15,000	-	15,000	-
Convertible note #2	50,000	2,079	50,000	1,667
Debt Discount	(45,221)	-	(52,386)
Subtotal convertible notes net	19,779	2,079	12,614	1,667
Promissory notes
Promissory note #1	6,891	3,528	10,200	333
Promissory note #2	29,793	-	-	-
Debt Discount	(9,849)	-	-
Subtotal promissory notes	26,835	3,528	10,200	333
Royalty notes
Royalty note #1	64,062	-	-	-
Royalty note #2	54,062	-	-	-
Debt Discount	(112,083)	-	-
Subtotal royalty notes	6,041	-	-	-
Related party promissory note
Related party promissory note	133,717	-	140,407	-
Total	186,372	5,607	163,221	2,000
Current portion	87,848	5,607	66,541	2,000
Long-term portion	$98,524	$-	$96,680	$-

Convertible notes

On August 7, 2015, the Company entered into an agreement with a third party non-affiliate and issued a 7.5% interest bearing convertible debenture for $15,000 due on August 7, 2017, with conversion features commencing after 180 days following the date of the note. Payments of interest only are due monthly beginning September 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date. In connection with this Convertible note payable, the Company recorded a $5,770 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 8). As of December 31, 2015 this note has not been converted.

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

On November 24, 2015, the Company entered into an agreement with an existing non-affiliated shareholder, and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. Payments of interest only are due monthly beginning December 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company). In connection with this Convertible Note Payable, the Company recorded a $32,897 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 7). As of March 31, 2016 this note has not been converted.

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

During the three months ended March 31, 2016 and 2015, the Company amortized a total debt discount into interest expense of $7,165 and $0, respectively. As of March 31, 2016 and December 31, 2015, a net discount of $45,221 and $52,388, respectively, remained for the two convertible notes.

Promissory notes

On December 18, 2015, the Company entered into a note payable agreement with a third party. The note was for a principal balance of $10,200. The interest due is dependent on a cost schedule that is tied to the date of repayment of the principle. The note is due by June 16, 2016.

On January 29, 2016, the Company entered into a note payable agreement with a third party. The note was for a principal balance of $44,850 in exchange for $29,505 in cash. The note will be paid back via daily ACH debits for $320 per business day with an estimated payback date of August 2016.

Royalty notes

On January 20, 2016 the company entered into a non-interest bearing note payable and royalty agreement with a third party. Under the note, the Company borrowed $65,000 and begin to repay the principal amount at a rate of approximately $937 per month with escalations to approximately $3,531 per month as of February 2017 until the note is paid in full. In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.

On March 29, 2016 the company consummated a non-interest bearing note payable and royalty agreement with a relative of our CEO with terms almost identical to the note referenced above. Under the note, the Company borrowed $55,000 and begin to repay the principal amount at a rate of approximately $937 per month with escalations to approximately $3,531 per month as of April 2017 until the note is paid in full. In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.

In connection with these two notes, the Company recorded a debt discount of $120,000 relating to the future royalty payments. During the three months ended March 31, 2016, the Company amortized $7,917 of this amount into interest expense.

Related party promissory notes

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note was for a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205. The Company and Laurence Wainer entered into an additional agreement effective April 2014 suspending loan repayments until January 2015. As of January 2015, the payments have resumed.

Note 7 – Derivative Financial Instruments

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

The Company has a $15,000 and a $50,000 convertible note with variable conversion pricing outstanding at March 31, 2016 and December 31, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes option pricing model and revalues them each quarter. The change in valuation is accounted for as a gain or loss in derivative liability. For the period ending March 31, 2015 the Company expensed $31,519 in connection with the revaluation. The Black Scholes model was used in determining the relative fair value of the notes using the following inputs: Expected Term – 1.35 and 1.58 years, Expected Dividend Rate – 0%, Volatility – 281%, Risk Free Interest Rate - 0.77%.

The following table describes the Derivative liability as of March 31, 2016 and December 31, 2015.

Balance at December 31, 2015	51,325
Change in fair market value of derivative	34,734
Balance at March 31, 2016	86,059

Note 8 – Accrued Royalties Payable

In connection with the Royalty Notes as discussed in Note 6 above the company has estimated that a value equal to the face value of the notes should be booked as a debt discount with the corresponding entry to estimates royalties to be paid out in perpetuity. No payments are due for royalties until February 2018 unless the Company hits certain sales milestones as set forth in the royalty agreements earlier.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 50,000,000 preferred shares of $0.001 par value, having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company’s assets. As of March 31, 2016 and December 31, 2015, the Company had no preferred shares outstanding.

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation. During the three months ended March 31, 2016, the Company issued the 34,000 shares of $0.001 par value common stock for services with a value of $34,000.

Note 10 – Warrants

The following table reflects warrant activity as during the three months ended March 31, 2016:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2015	110,000	$0.72
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2016	110,000	$0.72

Note 11 – Income (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator for income (loss) per share:
Net income (loss attributable to common shareholders	$(181,405)	$(112,005)
Interest savings on convertible notes	-	-
Numerator for diluted income (loss) per share	$(181,405)	$(112,005)

Denominator for income (loss) per share:
Weighted average common shares	15,027,259	14,887,089
Weighted average preferred shares	-	-
Convertible notes	-	-
Warrants	-	-
Denominator for dilutedincome (loss) per share	15,027,259	14,887,089

The following shares are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Preferred shares	-	-
Convertible notes	131,069	-
Warrants	110,000	-
Options	-	-
Total anti-dilutive weighted average shares	241,069	-

If all dilutive securities had been exercised at March 31, 2016 the total number of common shares outstanding would be as follows:

March 31, 2016
Common Shares	15,040,750
Preferred Shares	-
Convertible notes	131,069
Warrants	110,000
Options	-
Total potential shares	15,184,186

Note 12 – Commitments and Contingencies

On January 21, 2015, the Company and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

Legal Proceedings

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

In April 2016, we were sued in the District Court of Sedgwick County, State of Kansas (Case No. 16CV0822) by Theenk, Inc., a company we sold an independent distributorship. According to the Complaint, Theenk, Inc. we failed to perform under the Exclusive Distribution Agreement we entered into with them on September 4, 2015 by failing to obtain approval for our BDI-747 breathalyzer interlock device from the State of Kansas within 60 days from the execution of the Agreement, and further, that we failed to compensate Theenk, Inc. for certain engineering hours and manufacturing and testing costs related to a potential add-on component to the BDI-747 device. The Complaint seeks damages of $64,726.06. We have received an extension of time to file our Answer from Theenk, Inc. We are currently analyzing the allegations in the Complaint and may offer to settle the litigation in the near future. The Company has recorded a refundable distributor deposit of $17,500, reflected in accrued expense in the accompanying balance sheet.

Note 16 – Subsequent Events

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Common Stock Purchase Agreements

On March 29, 2016, the Company provided an agreement to a third party to issue 100,000 restricted common shares, with 50,000 due on April 15, 2016, with the remaining due on May 15, 2016, in exchange for advertising, promotional, and marketing services to begin on April 15, 2016 and run through July 15, 2016. The purchaser did not sign the agreement nor deliver the proper consideration prior to March 31, 2016. The Company issued 50,000 restricted shares on April 15, 2016.

On March 29, 2016, the Company provided an agreement to a third party to issue 36,000 restricted common shares in exchange for $5,000, or $.14 per share, in cash. The purchaser did not sign the agreement nor deliver the proper consideration prior to March 31, 2016. The exchange of the $5,000 in cash consideration by the purchaser and the issuance of the 36,000 restricted common shares by the Company was made in conjunction with delivery of the signed purchase agreement on April 7, 2016.

On March 30, 2016, the Company provided an agreement to a third party to obtain a $50,000 promissory note in exchange for 50,000 restricted common shares and $50,000 in cash. The promissory note has a maturity date of March 31, 2018, and bears interest at 18% per annum. The purchaser did not sign the agreement nor deliver the proper consideration prior to March 31, 2016. The exchange of the $50,000 in cash consideration by the purchaser and the issuance of the 50,000 restricted common shares by the Company was made in conjunction with delivery of the signed purchase agreement and promissory note on April 5, 2016.

On April 20, 2016, in connection with the agreement above the Company issued 50,000 restricted shares of common stock to a consultant at a rate of one common share per dollar raised, for services performed in relation to the capital raise.

On April 1, 2016, the Company entered into an agreement with a third party to issue 100,000 restricted common shares in exchange for $20,000, or $.20 per share, in cash.

In April 2016, the Company entered into an agreement with a consultant to provide investment relations for 45 days commencing on April 19, 2016, in exchange for $1,500 and 10,000 restricted shares of common stock.

On April 26, 2016, the Company entered into an agreement with a third party to issue 100,000 restricted common shares in exchange for $16,000, or $.16 per share, in cash.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2015, we generated our first revenues of $30,569 as well as deferred revenues of $81,674 with $50,000 of distributorship fee income anticipated to be recognized in the 2nd quarter of 2016 provided all contract provisions are met with regulating agencies and completed in the first half of 2016. From July 2, 2013 (inception) to December 31, 2015, we experienced a net loss and accumulated deficit of $731,111 and total liabilities of $366,568 including $140,407 in notes payable to our president, Laurence Wainer. For the three months ended March 31, 2016, we had revenues of $39,479 and a net loss of $181,405.

We are in the business of renting a breath alcohol ignition interlock device called the BDI-747/1, which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. We also have the option of in-car camera technology, which some states require for state approval. The in-car camera feature is just one of several anti-circumvention features found on the BDI-747. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

We paid Well Electric, a company located in China with experience in design and manufacture of ignition interlock devices, $30,000 to design and manufacture the prototype ignition interlock device for us. Well Electric produced six prototype devices for us which we received in November 2014.

On June 17, 2015, our BDI-747 Breath Alcohol Ignition Interlock Device, together with our patent pending BDI Model #1 power line filter, were certified by the National Highway Traffic Safety Administration (NHTSA) as meeting or exceeding the 2013 NHSTA guidelines. As a result, on July 27, 2015 we began production of our BDI-747 Breath Alcohol Ignition Interlock Device with the attached BDI Model #1 power line filter.

Since receiving our NHSTA Certification and as of April 30, 2016 we have submitted applications to 12 states to be considered as a state-certified breath alcohol ignition interlock manufacturer and provider for all Ignition Interlock Mandated DUI/DWI offenders throughout each state. As of April 30, 2016, nine of these applications have been approved, specifically California, Colorado, Oregon, Texas, Arizona, Kentucky, Oklahoma, Kansas and Tennessee. Our plan for 2016 is gain approval in an additional 6-8 states.

In some states we market, lease, install and support the devices directly and in other states we sell distributorships to authorized distributors allowing them to lease, install, service, remove and support the BDI-747/1 devices. As of April 30, 2016, we lease the devices directly in four states – California, Kentucky, Oregon and Tennessee - and license the device to distributors in three different areas – two counties in Texas and in the state of Arizona.

In states where we lease the devices directly to consumers, we currently typically charge $198 in upfront fees for the user (which covers two months of the lease payment), and then $99/month for the other ten months of the lease for the typical one year lease. The lease payment covers the installation of the device in the consumer’s vehicle, the rental of the device, recalibration of the device as required by each state (typically every 30 to 60 days) and the monitoring services for the device, which are then reported to the state in accordance with each state’s requirements. In states and areas where we do not have a direct presence, which we only have in Los Angeles, California, we contract with independent service centers, such as car alarm installation companies or other auto services companies, to perform the installations of our BDI-747/1 device, which centers must be approved by the states in which the perform the installations. Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees is close to 100%. The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

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

As of May 20, 2016, between the devices we rent directly and those devices leased through our distributors, we have approximately 350 units on the road. We plan to increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

Results of Operations for Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Summary of Results of Operations

	Three Months Ended March 31,
	2016		2015
Revenue:	$		$-

Monitoring revenue		39,479	-
Total revenues		39,479	-

Cost of revenue:

Monitoring cost of revenue		6,555	-
Total cost of revenue		6,555	-

Gross profit		32,924	-

Operating expenses:

Payroll		33,729	52,176
Professional fees		24,636	24,862
General and administrative expenses		66,557	19,424
Research and development		-	12,500
Depreciation and amortization		10,255	-
Common stock issued for services		17,000	-
Total operating expenses		152,177	108,962

Loss from operations		(119,253)	(108,962)

Other income (expense):

Interest expense		(27,418)	(3,043)
Change in fair value of derivative liability		(34,734)	-
Total other income (expense)		(62,152)	(3,043)

Net income (loss)		$(181,405)	$(112,005)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $69,405, from ($112,005) to ($181,405), from the three months ended March 31, 2015 compared to March 31, 2016. Our operating loss increased by $10,291, from ($108,962) to ($119,253) for the same periods. The change in our net income/(loss) for the three months ended March 31, 2016, compared to the prior year period, is primarily a result of an increase in our general and administrative expenses, an increase in depreciation and amortization expense, and an increase in our common stock issued for services, partially offset by our revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the three months ended we had $39,479 in revenues, all from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road. We expect the revenue we receive from sale of independent distributorships will be more sporadic, but will increase as the BDI-747/1 device becomes an approved breathalyzer device in more states.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2016 was $6,555, compared to $0 for the three months ended March 31, 2015. Our cost of revenue for the three months ended March 31, 2016, was completely related to our monthly monitoring services we provide to our customers. We did not have any cost of revenue related to our distributorship revenue. During the three months ended March 31, 2015, we did not incur any cost of revenue since we did not have any revenues during that period.

Payroll

Our payroll decreased by $18,447, from $52,176 to $33,719, from the three months ended March 31, 2015 compared to March 31, 2016. We expect our payroll in future quarterly periods will be approximately $30,000 per quarter.

Professional Fees

Our professional fees were almost identical during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our professional fees of $24,636 for the three months ended March 31, 2016 and $24,862 for the three months ended March 31, 2015 are generally what we expect our professional fees will be in future quarters, unless we undertake an unusual transaction, such as an acquisition or file a registration statement.

General and Administrative Expenses

General and administrative expenses increased by $47,133, from $19,424 for the three months ended March 31, 2015 to $66,557 for the three months ended March 31, 2016, primarily due to an increases in advertising, telephone, internet, utilities, bank charges and travel. We expect our general and administrative expenses we be around $50,000 to $75,000 per quarter for the foreseeable future.

Research and Development

We did not incur any research and development expenses in the three months ended March 31, 2016, compared to $12,500 for the three months ended March 31, 2015. Our research and development expenses in 2015 were related to our design and development of the BDI-747/1 device. Since the device is now developed we did not incur any such expenses in the three months ended March 31, 2016.

Depreciation and Amortization

We had depreciation and amortization of $10,255 for the three months ended March 31, 2016, compared to $0 for the same period one year ago. Our depreciation and amortization expenses in 2016 were primarily related to the depreciation of the units.

Common Stock Issued for Services

We had common stock issued for services of $17,000 for the three months ended March 31, 2016, compared to $0 for the same period one year ago. The common stock issued for services in 2016 was issued for public relations services.

Interest Expense

Interest expense increased from $3,043 for the three months ended March 31, 2015 to $27,418 for the three months ended March 31, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs.

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2016, we had a change in fair value of derivative liability of ($34,734) compared to $0 for the same period in 2015. The change in fair value of derivative liability in the three months ended March 31, 2016, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Liquidity and Capital Resources for Three Months Ended March 31, 2016 Compared to Three months Ended March 31, 2015

Introduction

During the three months ended March 31, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2016 was $1,429 and our cash used in operations is approximately $20,000 per month. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2016 and as of December 31, 2015, respectively, are as follows:

	March 31, 2016	December 31, 2015	Change

Cash	$1,429	$9,103	$(7,674)
Total Current Assets	39,280	23,632	15,648
Total Assets	160,897	75,504	85,393
Total Current Liabilities	380,842	267,888	112,954
Total Liabilities	$599,366	$366,568	$232,798

Our current assets increased as of March 31, 2016 as compared to December 31, 2015, due to us having higher accounts receivable, net and prepaid expenses as of March 31, 2016. But we had less cash on hand as of March 31, 2016 compared to December 31, 2015. The increase in our total assets between the two periods was also related to the increase in our accounts receivable, net and prepaid expenses, as well as an increase in furniture and equipment as of March 31, 2016.

Our current liabilities increased by $112,954, as of March 31, 2016 as compared to December 31, 2015. This increase was primarily due to an increase in our accounts payable of $20,922, an increase in our deferred revenue of $33,651, an increase in our derivative liability of $34,734, and an increase in our notes payable, current portion of $23,307, offset partially by a slight decrease in our accrued expenses.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $50,712 for the three months ended March 31, 2016, as compared to $127,508 for the three months ended March 31, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($181,405), adjusted primarily by change in fair value of derivative liability of $34,734, shares issued for services of $34,000, amortization of debt discount of $20,083, and depreciation and amortization of $10,255, as well as changes in, accrued expenses of ($4,867), deferred revenue of $35,251, accounts payable of $20,922, and accrued interest of $3,607. For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($112,005), adjusted primarily by changes in accrued expenses of ($2,826), deposits of ($6,225), and accrued interest of ($6,572).

Investments

We had cash used in investing activities in the three months ended March 31, 2016 of $80,000, compared to $2,398 for March 31, 2015. For both periods the cash used in investing activities related to purchases of property and equipment.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2016 was $123,068, compared to $31,000 for the three months ended March 31, 2015. For the three months ended March 31, 2016, our net cash from financing activities consisted of proceeds from notes payable of $160,899 and repayments of notes payable of ($37,831). For the three months ended March 31, 2015, our net cash from financing activities consisted entirely of proceeds from the issuance of common stock.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2016, we have no contingent liability that is required to be recorded nor disclosed.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of March 31, 2016 under the supervision and with the participation of our principal executive officer (who is also the principal financial officer).

Based upon our evaluation, our principal executive and financial officer (Mr. Wainer performs both roles) concluded that, as of March 31, 2016, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only one officer in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2015:

Inadequate segregation of duties: We have an inadequate number of personnel to properly implement control procedures.

We have not documented our internal controls: We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions.

We do not have effective controls over the control environment. A formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. We also do not have independent members on our Board of Directors.

We have not been able to timely and accurately record convertible debt transactions, deferred revenue, and derivative liabilities in the financial statements. As a result, we have needed additional time, beyond the filing deadlines, to file our periodic reports.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On April 5, 2016, we were sued in the District Court of Sedgwick County, State of Kansas (Case No. 16CV0822) by Theenk, Inc., a company we sold an independent distributorship. According to the Complaint, Theenk, Inc. we failed to perform under the Exclusive Distribution Agreement we entered into with them on September 4, 2015 by failing to obtain approval for our BDI-747 breathalyzer interlock device from the State of Kansas within 60 days from the execution of the Agreement, and further, that we failed to compensate Theenk, Inc. for certain engineering hours and manufacturing and testing costs related to a potential add-on component to the BDI-747 device. The Complaint seeks damages of $64,726.06. We were served with the Complaint on or about April 19, 2016. We have received an extension of time to file our Answer from Theenk, Inc. We are currently analyzing the allegations in the Complaint and may attempt to settle the litigation in the near future. We believe we can settle this lawsuit for $17,500, which has been accrued in the balance sheets in this filing.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we issued the following unregistered securities:

On February 18, 2016, we issued 34,000 shares of common stock to a single consultant for services rendered with a fair value of $34,000.

On January 20, 2016, we entered into a Secured Promissory Note with a non-affiliate investor, under which the investor agreed to loan us $65,000. Although the promissory note is not convertible, under the repayment terms we are obligated to pay the investor back as follows:

a.	$937.50 per month for four (4) months starting February 20, 2016;

b.	$1,250 per month for months five (5) through twelve (12);

c.	$3531.46 per month for months thirteen (13) through twenty four (24);

d.	Starting in the twenty-fifth (25th) month, we agreed to pay the investor Five Dollars ($5) per month for every BDI-747 Ignition Interlock Device (each a “Unit”) that we have on the road in customers’ vehicles up to Eight Hundred (800) Units; and

e.	For every Unit we have on the road in customers’ vehicles over 800 Units, then we agreed to pay the investor One Dollar ($1) per month for those Units over 800 Units.

All payments we make to the investor under (a) – (e) will count as payments to the investor for the principal and interest due under the promissory note. In the event we have more than Eight Hundred (800) Units on the road in customers’ vehicles prior to the twenty-fifth (25th) month, then we will beginning paying the amounts due under (d) and (e), above, at that time. The payments payable by us under (d) and (e) will continue in perpetuity even after all amounts due under the promissory note have been paid in full.

In March 2016, we consummated into a Secured Promissory Note with a relative of our CEO (investor), under which the investor agreed to loan us $55,000. Although the promissory note is not convertible, under the repayment terms we are obligated to pay the investor back as follows:

a.	$937.50 per month for four (4) months starting April 29, 2016;

b.	$1,250 per month for month five (5), accelerating and increasing by $312.50 per month through month twelve (12);

c.	$2708.34 per month for months thirteen (13) through twenty-four (24);

d.	Starting in the twenty-fifth (25th) month, the Company will pay the “Holder” Five Dollars ($5) per month for every BDI-747 Ignition Interlock Device, or any other device and/or model number, manufactured, distributed, developed or used by Blow & Drive Interlock Corporation, (each referred to hereafter as a “Unit”) that the Company has on the road in customers’ vehicles up to Eight Hundred (800) Units in perpetuity; whether the device is distributed, installed or used by Blow & Drive Interlock Corporation or one of their affiliates, related companies, distributors and/or franchisees; and

e.	For every Unit we have on the road in customers’ vehicles over 800 Units, then we will pay the Holder One Dollar ($1) per month for those Units over 800 Units in perpetuity; Whether the device was distributed, installed or used by Blow & Drive Interlock Corporation or one of their affiliates, related companies, distributors and/or franchisees.

All payments we make to the investor under (a) – (c) will count as payments to the investor for the principal and due under this Note. After the principal has been paid back in full, the royalty payments mentioned above in item 2. (d) and (e) will begin in perpetuity. In the event we have more than Eight Hundred (800) Units on the road in customers’ vehicles prior to the twenty-fifth (25th) month, then we will begin paying the amounts due under (d) and (e), above, at that time. The payments payable by us under (d) and (e) will continue in perpetuity even after all amounts due under this Note have been paid in full.

No underwriters were involved in any of the issuances provided in this Item 2. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) because the individuals either represented that they were “accredited investors” as such term is defined in the rules and regulations promulgated under the Securities Act, were our employees and/or were known to our management and in possession of the information that registration of the securities would provide them. The sale of the securities did not involve any form of general solicitation or general advertising.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: May 23, 2016	By:	/s/ Laurence Wainer
Laurence Wainer
Chief Executive Officer and Chief Financial Officer

