Form 10-Q
period 2016-06-30
Blow & Drive Interlock Corp
filed 2016-08-22
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(818) 299-0653

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X].

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 22, 2016, there were 16,327,167 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

The balance sheets as of June 30, 2016 (unaudited) and December 31, 2015, the statements of operations for the three and six months ended June 30, 2016 and 2015, and the statements of cash flows for the six months ending June 30, 2016 and 2015, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$40,075	$9,103
Accounts receivable, net	31,075	1,591
Prepaid expenses	486	2,573
Inventories	10,650	10,365
Total Current Assets	82,286	23,632
Other Assets
Deposits	20,825	6,225
Furniture and equipment	167,364	45,647
Total Assets	$270,475	$75,504
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$33,823	$10,367
Accrued expenses	49,619	53,881
Accrued interest	1,760	2,000
Income taxes payable	5,700	4,100
Deferred revenue	120,673	81,674
Derivative liability	70,937	51,325
Notes payable, current portion	12,844	10,200
Notes payable - related party, current portion	47,431	54,341
Total Current Liabilities	342,787	267,888
Long term liabilities
Notes payable, net of current portion and discount	3,819	-
Notes payable - related party, net of current portion and discount	78,740	86,066
Convertible note payable, net of current portion and discount	19,445	12,614
Royalty notes payable, net of current portion and discount	14,793	-
Accrued royalties payable	120,000	-
Total Liabilities	579,584	366,568

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 16,260,500 and 15,006,750 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,626	1,500
Additional paid-in capital	762,733	438,547
Accumulated deficit	(1,073,468)	(731,111)
Total Stockholders’ Deficit	(309,109)	(291,064)
Total Liabilities and Stockholders’ Equity (Deficit)	$270,475	$75,504

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Monitoring revenues	$95,176	$-	$134,655	$-
Monitoring cost of revenue	11,163	-	17,718	-
Gross Profit	84,013	-	116,937	-
Operating expenses:
Payroll	31,518	40,318	65,247	92,494
Professional fees	36,985	22,138	61,621	47,000
General and administrative expenses	125,402	30,438	191,959	50,662
Research and development	-	45,130	-	57,630
Depreciation	6,675	-	16,930	-
Common stock issued for services	17,000	-	34,000	-
Total operating expenses	217,580	138,024	369,757	247,786
Loss from operations	(133,567)	(138,024)	(252,820)	(247,786)
Other income (expense):
Interest expense	(42,507)	(3,001)	(69,925)	(6,044)
Change in fair value of derivative liability	15,122	-	(19,612)	-
Total other income (expense)	(27,385)	(3,001)	(89,537)	(6,044)
Net income (loss)	$(160,952)	$(141,025)	$(342,357)	$(253,830)

Basic and dilutive loss per common share	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of common shares outstanding - basic and diluted	15,407,687	14,978,198	15,407,687	14,932,453

Blow & Drive Interlock Corporation

Consolidated Statement of Shareholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance December 31, 2015	15,006,750	$1,500	$438,547	$(731,111)	$(291,064)
Shares issued for services	147,750	15	117,347	-	117,362
Shares issued for cash	1,026,000	103	157,397	-	157,500
Shares issued related to debt	80,000	8	49,442	-	49,450
Net loss	-	-	-	(342,357)	(342,357)
Balance June 30, 2016	16,260,500	$1,626	$762,733	$(1,073,468)	$(309,109)

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(342,357)	$(253,830)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	16,930	240
Shares issues for services	117,362	-
Amortization of debt discount	54,005	-
Change in fair value of derivative liability	19,612	-
Changes in operating assets and liabilities
Accounts receivable	(29,484)	-
Prepaid expenses	2,087	(924)
Deposits	(14,600)	(6,225)
Accounts payable	23,456	-
Accrued expenses	(2,662)	(5,115)
Accrued interest	(240)	(9,412)
Deferred revenue	38,999	-
Net cash used in operating activities	(116,892)	(275,266)

Cash flows from investing activities:
Purchases of property and equipment	(138,932)	(2,398)
Net cash used in investing activities	(138,932)	(2,398)

Cash flows from financing activities:
Proceeds from notes payable	209,099	-
Repayments of notes payable	(78,761)	(3,719)
Proceeds from issuance of common stock	157,500	85,000
Net cash provided by financing activities	287,838	81,281

Net increase (decrease) in cash	32,014	(196,383)
Cash, beginning of period	9,103	272,692
Cash, end of period	$41,117	$76,309

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,351	$15,308
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$117,362	$-
Establishment of debt discount for royalty notes	$120,000	$-

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2016, the Company had an accumulated deficit of $1,073,468. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

The Company enters into arrangements that include multiple deliverables, which typically consist of the sale of exclusive distributorship territory rights, startup supplies package, promotional material, three weeks of onsite training and an ongoing monthly support services. The Company accounts for each material element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting under the guidance of ASC Topic 605-25, Multiple-Element Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The Company is required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The Company generally does not separately sell distributorships or training on a standalone basis. Therefore, the Company does not have VSOE for the selling price of these units nor is third party evidence available and thus management uses its best estimate of selling prices in our allocation of revenue to each deliverable in the multiple element arrangement.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at June 30, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of June 30, 2016 and December 31, 2015 is adequate, but actual write-offs could exceed the recorded allowance.

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

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718, Compensation – Stock Compensation, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

For modifications of convertible debt, the Company records the modification that changes the fair value of an embedded conversion feature, including a BCF, as a debt discount which we amortize to interest expense over the remaining life of the debt. If modification is considered substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Fair Value of Financial Instruments

We utilize ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2016 and December 31, 2015, we did not have any level 3 assets or liabilities. As of June 30, 2016 and December 31, 2015, the derivative liabilities are considered level 2 items.

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Monitoring Units	$182,398	$46,150
Furniture, Fixtures, and Equipment	4,798	2,398
Total Assets	187,196	48,548
Less: accumulated depreciation	(19,832)	(2,901)
Furniture and Equipment, net	167,364	45,647

Depreciation expense for the three and six months ended June 30, 2016 and 2015 amounted to $6,675 and $120, and $16,930 and $240, respectively.

Note 4 – Accrued Expense

Other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
Accrued professional fees	$750	$27,013
Accrued wages	8,840	1,949
Accrued payroll taxes	22,529	7,419
Refundable distributorship deposit	17,500	17,500
Total	$49,619	$53,881

Note 5 – Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of June 30, 2016 and December 31, 2015 deferred revenue totaled $120,673 and 81,674, with $50,000, and $50,000, respectively, related to distributorship agreements. The remaining deferred revenue relates to Company serviced ignition interlock monitoring customers.

Note 6 – Notes Payable

Notes payable consist of the following:

	June 30, 2016		December 31, 2015
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible notes
Convertible note #1	7,500	93	15,000	-
Debt Discount	(5,765)	-	(8,426)
Convertible note #2	50,000	1,667	50,000	1,667
Debt Discount	(32,290)	-	(43,960)
Subtotal convertible notes net	19,445	1,760	12,614	1,667
Promissory notes
Promissory note #1	6,509	-	10,200	333
Promissory note #2	9,290	-	-	-
Debt Discount	(2,955)	-	-
Promissory note #3	50,000	-	-	-
Debt Discount	(46,181)	-	-
Subtotal promissory notes	16,663	-	10,200	333
Royalty notes
Royalty note #1	60,938	-	-	-
Debt Discount	(46,979)	-	-
Royalty note #2	50,938	-	-	-
Debt Discount	(50,104)	-	-
Subtotal royalty notes	14,793	-	-	-
Related party promissory note
Related party promissory note	126,171	-	140,407	-
Total	177,072	1,760	163,221	2,000
Current portion	60,275	1,760	66,541	2,000
Long-term portion	$116,797	$-	$96,680	$-

Convertible notes

On August 7, 2015, the Company entered into an agreement with a third party non-affiliate and issued a 7.5% interest bearing convertible debenture for $15,000 due on August 7, 2017, with conversion features commencing after 180 days following the date of the note. Payments of interest only are due monthly beginning September 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date. In connection with this Convertible note payable, the Company recorded a $5,770 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 8). On May 6, 2016 the note holder elected to convert $7,500 in principal into 30,000 shares of common stock.

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

On November 24, 2015, the Company entered into an agreement with an existing non-affiliated shareholder, and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. Payments of interest only are due monthly beginning December 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company). In connection with this Convertible Note Payable, the Company recorded a $32,897 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 7). As of June 30, 2016 this note has not been converted.

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

On March 30, 2016, the Company provided an agreement to a third party under which the Company would issue a $50,000 promissory note and 50,000 restricted common shares in exchange for $50,000 in cash. The promissory note has a maturity date of June 30, 2018, and bears interest at 18% per annum. The purchaser did not sign the agreement nor deliver the proper consideration prior to March 31, 2016. The exchange of the $50,000 in cash consideration by the purchaser and the issuance of the 50,000 restricted common shares by the Company was made in conjunction with delivery of the signed purchase agreement and promissory note on April 5, 2016. The Company recorded a debt discount of $50,000 related to the relative fair value of the issued shares and services provided associated with the note to be amortized over the life of the note.

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

In connection with these two notes, the Company recorded a debt discount of $120,000 relating to the future royalty payments

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

The Company has a $7,500 and a $50,000 convertible note with variable conversion pricing outstanding at June 30, 2016.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes option pricing model and revalues them each quarter. The change in valuation is accounted for as a gain or loss in derivative liability. For the period ending June 30, 2016 the Company expensed $19,612 in connection with the revaluation. The Black Scholes model was used in determining the relative fair value of the notes using the following inputs: Expected Term – 1.35 and 1.58 years, Expected Dividend Rate – 0%, Volatility – 281%, Risk Free Interest Rate - 0.77%.

The following table describes the Derivative liability as of June 30, 2016 and December 31, 2015.

Balance December 31, 2015	51,325
Change in fair market value of derivative	19,612
Balance June 30, 2016	70,937

Note 8 – Accrued Royalties Payable

In connection with the Royalty Notes as discussed in Note 6 above the company has estimated that a value equal to the face value of the notes should be booked as a debt discount with the corresponding entry to estimated royalties to be paid out in perpetuity. No payments are due for royalties until February 2018 unless the Company hits certain sales milestones as set forth in the royalty agreements earlier.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 50,000,000 preferred shares of $0.001 par value, having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company’s assets. As of June 30, 2016 and December 31, 2015, the Company had no preferred shares outstanding.

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation. During the six months ended June 30, 2016, the Company issued the 147,750 shares of $0.001 par value common stock for services with a value of $107,362. The Company also issued shares in connection with debt of 80,000 for an aggregate fair value of $59,450. Additionally, the Company issued and sold 1,026,000 shares of its common stock to several investors for an aggregate purchase price of $157,500. The total number of shares outstanding as of June 30, 2016 was 16,260,500.

Note 10 – Warrants

The following table reflects warrant activity during the six months ended June 30, 2016:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2015	110,000	$0.72
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of June 30, 2016	110,000	$0.72

Note 11 – Income (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for income (loss) per share:
Net income (loss attributable to common shareholders	$(160,952)	$(141,025)	$(342,357)	$(253,830)
Interest savings on convertible notes	-	-	-	-
Numerator for diluted income (loss) per share	$3,183,983	$531,780	$(342,357)	$(253,830)

Denominator for income (loss) per share:
Weighted average common shares	15,407,687	14,978,198	15,407,687	14,932,453
Weighted average preferred shares			-	-
Convertible notes	-	-		-
Warrants	-	-	-	-
Denominator for diluted income (loss) per share	15,407,687	14,978,198	15,407,687	14,932,453

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Preferred shares			-	-
Convertible notes	19,038	-	19,751	-
Warrants	110,000	-	110,000	-
Options	-	-	-	-
Total anti-dilutive weighted average shares	129,038	-	129,751	-

If all dilutive securities had been exercised at June 30, 2016 the total number of common shares outstanding would be as follows:

June 30, 2016
Common Shares	16,260,500
Preferred Shares	-
Convertible notes	18,104
Warrants	110,000
Options	-
Total potential shares	16,388,604

Note 12 – Commitments and Contingencies

On January 21, 2015, the Company and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

Legal Proceedings

In the ordinary course of business, the Company is, from time to time, involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s financial condition and/or results of operations. However, in the opinion of the Company’s management, other than as set forth herein, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the Company’s financial position or results of operations.

In April 2016, the Company was sued in the District Court of Sedgwick County, State of Kansas (Case No. 16CV0822) by Theenk, Inc., a company it sold an independent distributorship. According to the Complaint, Theenk, Inc. alleges the Company failed to perform under the Exclusive Distribution Agreement the Company entered into with them on September 4, 2015 by failing to obtain approval for the Company’s BDI-747 breathalyzer interlock device from the State of Kansas within 60 days from the execution of the Agreement, and further, that the Company failed to compensate Theenk, Inc. for certain engineering hours and manufacturing and testing costs related to a potential add-on component to the BDI-747 device. The Complaint seeks damages of $64,726.06. The Company originally received an extension of time to file its Answer from Theenk, Inc. On June 2, 2016, prior to the time an Answer was due by the Company, it entered into a Settlement Agreement with Theenk, Inc., whereby the Company agreed to pay Theenk, Inc. $17,500 in full settlement of the lawsuit, including a dismissal of the lawsuit. The Company has tendered the check for $17,500 and Theenk, Inc. states it will deposit the funds around August 30, 2016, after which it is obligated to dismiss the lawsuit.

Note 13 – Subsequent Events

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

None

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2015, we generated our first revenues of $30,569 as well as deferred revenues of $81,674. From July 2, 2013 (inception) to December 31, 2015, we experienced a net loss and accumulated deficit of $731,111 and total liabilities of $366,568 including $140,407 in notes payable to our president, Laurence Wainer. For the six months ended June 30, 2016, we had revenues of $134,655 and a net loss of $342,357.

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

Since receiving our NHSTA Certification and as of August 15, 2016 we have submitted applications to 13 states to be considered as a state-certified breath alcohol ignition interlock manufacturer and provider for all Ignition Interlock Mandated DUI/DWI offenders throughout each state. As of August 15, 2016, 11 of these applications have been approved, specifically California, Colorado, Oregon, Texas, Arizona, Kentucky, Kansas, Pennsylvania, New York and Tennessee. Our plan for the remainder of 2016 is gain approval in an additional 2-4 states.

In some states we market, rent, install and support the devices directly and in other states we sell distributorships to authorized distributors allowing them to lease, install, service, remove and support the BDI-747/1 devices. As of August 15, 2016, we lease the devices directly in six states – California, Kentucky, Oregon, Pennsylvania, New York and Tennessee - and license the device to distributors in three different areas – two counties in Texas and in the state of Arizona. In several of the states where we lease directly we may eventually work with distributors in those states as well and lease both directly and through distributors.

In states where we rent the devices directly to consumers, we currently typically charge $198 in upfront fees for the user (which covers two months of the lease payment), and then $99/month for the other ten months of the lease for the typical one year lease. The lease payment covers the installation of the device in the consumer’s vehicle, the rental of the device, recalibration of the device as required by each state (typically every 30 to 60 days) and the monitoring services for the device, which are then reported to the state in accordance with each state’s requirements. In states and areas where we do not have a direct presence, which we only have in Los Angeles, California, we contract with independent service centers, such as car alarm installation companies or other auto services companies, to perform the installations of our BDI-747/1 device, which centers must be approved by the states in which the perform the installations. Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees is close to 100%. The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

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

As of August 15, 2016, between the devices we rent directly and those devices leased through our distributors, we have approximately 515 units on the road. We plan to increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

Results of Operations for Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary of Results of Operations

	Three Months Ended June 30,
	2016	2015
Revenue:		$-

Monitoring revenue	95,176	-
Total revenues	95,176	-

Cost of revenue:

Monitoring cost of revenue	11,163	-
Total cost of revenue	11,163	-

Gross profit	84,013	-

Operating expenses:

Payroll	31,518	40,318
Professional fees	36,985	22,138
General and administrative expenses	125,402	30,438
Research and development	-	45,130
Depreciation	6,675	-
Common stock issued for services	17,000	-
Total operating expenses	217,580	138,024

Loss from operations	(133,567)	(138,024)

Other income (expense):

Interest expense	(42,507)	(3,001)
Change in fair value of derivative liability	15,122	-
Total other income (expense)	(27,385)	(3,001)

Net income (loss)	$(160,952)	$(141,025)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $19,927, from ($141,025) to ($160,952), from the three months ended June 30, 2015 compared to June 30, 2016. Our operating loss decreased by $4,457, from ($138,024) to ($133,567) for the same periods. The change in our net income/(loss) for the three months ended June 30, 2016, compared to the prior year period, is primarily a result of a significant increase in our general and administrative expenses, an increase in depreciation expense, and an increase in our common stock issued for services, partially offset by our revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the three months ended June 30, 2016 we had $95,176 in revenues, all from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, compared to $0 for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2016 was $11,163, compared to $0 for the three months ended June 30, 2015. Our cost of revenue for the three months ended June 30, 2016, was completely related to our monthly monitoring services we provide to our customers. During the three months ended June 30, 2015, we did not incur any cost of revenue since we did not have any revenues during that period.

Payroll

Our payroll decreased by $8,800, from $40,318 to $31,518, from the three months ended June 30, 2015 compared to June 30, 2016. We expect our payroll in future quarterly periods will be approximately $30,000 per quarter until we are able to expand our operations.

Professional Fees

Our professional fees increased during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Our professional fees were $36,985 for the three months ended June 30, 2016 and $22,138 for the three months ended June 30, 2015. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $94,964, from $30,438 for the three months ended June 30, 2015 to $125,402 for the three months ended June 30, 2016, primarily due to an increases in advertising, telephone, internet, utilities, bank charges and travel. We expect our general and administrative expenses we be around $50,000 to $75,000 per quarter for the foreseeable future.

Research and Development

We did not incur any research and development expenses in the three months ended June 30, 2016, compared to $45,130 for the three months ended June 30, 2015. Our research and development expenses in 2015 were related to our design and development of the BDI-747/1 device. Since the device is now developed we did not incur any such expenses in the three months ended June 30, 2016.

Depreciation

We had depreciation of $6,675 for the three months ended June 30, 2016, compared to $0 for the same period one year ago. Our depreciation and amortization expenses in 2016 were primarily related to the depreciation of the BDI-747/1 device.

Common Stock Issued for Services

We had common stock issued for services of $17,000 for the three months ended June 30, 2016, compared to $0 for the same period one year ago. The common stock issued for services in 2016 was issued for public relations services.

Interest Expense

Interest expense increased by $39,506 from $3,001 for the three months ended June 30, 2015 to $42,507 for the three months ended June 30, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended June 30, 2016, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2016, we had a change in fair value of derivative liability of $15,122 compared to $0 for the same period in 2015. The change in fair value of derivative liability in the three months ended June 30, 2016, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Results of Operations for Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Summary of Results of Operations

	Six Months Ended June 30,
	2016		2015
Revenue:	$		$-

Monitoring revenue		134,655	-
Total revenues		134,655	-

Cost of revenue:

Monitoring cost of revenue		17,718	-
Total cost of revenue		17,718	-

Gross profit		116,937	-

Operating expenses:

Payroll		65,247	92,494
Professional fees		61,621	47,000
General and administrative expenses		191,959	50,662
Research and development		-	57,630
Depreciation		16,930	-
Common stock issued for services		34,000	-
Total operating expenses		369,757	247,786

Loss from operations		(252,820)	(247,786)

Other income (expense):

Interest expense		(69,925)	(6,044)
Change in fair value of derivative liability		(19,612)	-
Total other income (expense)		(89,537)	(6,044)

Net income (loss)		$(342,357)	$(253,830)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $88,527, from ($253,830) to ($342,357), from the six months ended June 30, 2015 compared to June 30, 2016. Our operating loss increased by $5,034, from ($247,786) to ($252,820) for the same periods. The change in our net income/(loss) for the six months ended June 30, 2016, compared to the prior year period, is primarily a result of a significant increase in our general and administrative expenses, an increase in depreciation expense, and an increase in our common stock issued for services, partially offset by our revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the six months ended June 30, 2016 we had $134,655 in revenues, all from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, compared to $0 for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2016 was $17,718, compared to $0 for the six months ended June 30, 2015. Our cost of revenue for the six months ended June 30, 2016, was completely related to our monthly monitoring services we provide to our customers. During the six months ended June 30, 2015, we did not incur any cost of revenue since we did not have any revenues during that period.

Payroll

Our payroll decreased by $27,247, from $92,494 to $65,247, from the six months ended June 30, 2015 compared to June 30, 2016. We expect our payroll in future quarterly periods will be approximately $30,000 per quarter until we are able to expand our operations.

Professional Fees

Our professional fees increased by $14,621 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Our professional fees were $61,621 for the six months ended June 30, 2016 and $47,000 for the six months ended June 30, 2015. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $141,297, from $50,662 for the six months ended June 30, 2015 to $191,959 for the six months ended June 30, 2016, primarily due to an increases in advertising, telephone, internet, utilities, bank charges and travel. We expect our general and administrative expenses we be around $50,000 to $75,000 per quarter for the foreseeable future.

Research and Development

We did not incur any research and development expenses in the six months ended June 30, 2016, compared to $57,630 for the six months ended June 30, 2015. Our research and development expenses in 2015 were related to our design and development of the BDI-747/1 device. Since the device is now developed we did not incur any such expenses in the six months ended June 30, 2016.

Depreciation

We had depreciation of $16,930 for the six months ended June 30, 2016, compared to $0 for the same period one year ago. Our depreciation and amortization expenses in 2016 were primarily related to the depreciation of the BDI-747/1 device.

Common Stock Issued for Services

We had common stock issued for services of $34,000 for the six months ended June 30, 2016, compared to $0 for the same period one year ago. The common stock issued for services in 2016 was issued for public relations services.

Interest Expense

Interest expense increased by $63,881 from $6,044 for the six months ended June 30, 2015 to $69,925 for the six months ended June 30, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended June 30, 2016, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago.

Change in Fair Value of Derivative Liability

During the six months ended June 30, 2016, we had a change in fair value of derivative liability of ($19,612) compared to $0 for the same period in 2015. The change in fair value of derivative liability in the six months ended June 30, 2016, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Liquidity and Capital Resources for Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Introduction

During the six months ended June 30, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2016 was $40,075 and our cash used in operations is approximately $20,000 per month. As a result, we have significant short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2016 and as of December 31, 2015, respectively, are as follows:

	June 30, 2016	December 31, 2015	Change

Cash	$40,075	$9,103	$30,972
Total Current Assets	82,286	23,632	49,654
Total Assets	270,475	75,504	194,971
Total Current Liabilities	342,787	267,888	74,899
Total Liabilities	$579,584	$366,568	$213,016

Our current assets increased as of June 30, 2016 as compared to December 31, 2015, due to us having more cash on hand and higher accounts receivable, net as of June 30, 2016. The increase in our total assets between the two periods was also related to the increase in our cash on hand, accounts receivable, net, as well as an increase in furniture and equipment as of June 30, 2016.

Our current liabilities increased by $74,899, as of June 30, 2016 as compared to December 31, 2015. This increase was primarily due to an increase in our accounts payable of $23,456, an increase in our deferred revenue of $38,999, an increase in our derivative liability of $19,612.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $116,892 for the six months ended June 30, 2016, as compared to $275,266 for the six months ended June 30, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($342,357), adjusted primarily by change in fair value of derivative liability of $19,612, shares issued for services of $117,362, amortization of debt discount of $54,005, and depreciation and amortization of $16,930, as well as changes in, accrued expenses of ($2,662), deferred revenue of $38,999, deposits of ($14,600), accounts payable of $23,456, and accounts receivable of ($29,484). For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($253,830), adjusted primarily by changes in accrued expenses of ($5,115), deposits of ($6,225), and accrued interest of ($9,412).

Investments

We had cash used in investing activities in the six months ended June 30, 2016 of $138,932, compared to $2,398 for June 30, 2015. For both periods the cash used in investing activities related to purchases of property and equipment.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2016 was $287,838, compared to $81,281 for the six months ended June 30, 2015. For the six months ended June 30, 2016, our net cash from financing activities consisted of proceeds from notes payable of $209,099 and proceeds from issuance of common stock of $157,500, partially offset by repayments of notes payable of ($78,761). For the six months ended June 30, 2015, our net cash from financing activities consisted of proceeds from the issuance of common stock of $85,000, partially offset by repayments of notes payable of ($3,719).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2016, we have no contingent liability that is required to be recorded nor disclosed.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of June 30, 2016 under the supervision and with the participation of our principal executive officer (who is also the principal financial officer).

Based upon our evaluation, our principal executive and financial officer (Mr. Wainer performs both roles) concluded that, as of June 30, 2016, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only one officer in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2015:

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On April 5, 2016, we were sued in the District Court of Sedgwick County, State of Kansas (Case No. 16CV0822) by Theenk, Inc., a company we sold an independent distributorship. According to the Complaint, Theenk, Inc. we failed to perform under the Exclusive Distribution Agreement we entered into with them on September 4, 2015 by failing to obtain approval for our BDI-747 breathalyzer interlock device from the State of Kansas within 60 days from the execution of the Agreement, and further, that we failed to compensate Theenk, Inc. for certain engineering hours and manufacturing and testing costs related to a potential add-on component to the BDI-747 device. The Complaint seeks damages of $64,726.06. We were served with the Complaint on or about April 19, 2016. We originally received an extension of time to file our Answer from Theenk, Inc. On June 2, 2016, prior to the time an Answer was due by us, we entered into a Settlement Agreement with Theenk, Inc., whereby we agreed to pay Theenk, Inc. $17,500 in full settlement of the lawsuit, including a dismissal of the lawsuit. We tendered the check for $17,500 and Theenk, Inc. states it will deposit the funds around August 30, 2016, after which it is obligated to dismiss the lawsuit.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we issued the following unregistered securities:

On June 14, 2016, we received $17,500 from LGL, LLC, a Colorado limited liability company (“LGL”) and a non-affiliate of the company, under a Common Stock Purchase Agreement entered into between us and LGL. Under the terms of the Common Stock Purchase Agreement, LGL acquired 70,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for the $17,500. LGL received an additional 30,000 shares of our common stock, restricted in accordance with Rule 144, under a Notice of Conversion whereby LGL converted $7,500 due and owing to it under a Convertible Promissory Note dated August 7, 2015. The 100,000 shares of common stock were issued to LGL on or about June 15, 2016. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. LGL is sophisticated, familiar with our operations, and there was no solicitation.

On June 13, 2016 and June 14, 2016, we received an aggregate of $81,000 from three non-affiliate investors, under separate stock purchase agreements with those investors. Under the terms of the stock purchase agreements, we agreed to issue the investors an aggregate of 620,000 shares of our common stock at a per share price of $0.09 to $0.15 per share. These shares were issued with a restrictive legend in accordance with Rule 144. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investors were sophisticated, familiar with our operations, and there was no solicitation.

On March 30, 2016, we provided an agreement to a third party to issue the third party a $50,000 promissory note in exchange for 50,000 restricted common shares and $50,000 in cash. The promissory note has a maturity date of June 30, 2018, and bears interest at 18% per annum. The exchange of the $50,000 in cash consideration by the purchaser and the issuance of the promissory note and the 50,000 restricted common shares was made in conjunction with delivery of the signed purchase agreement on April 5, 2016. The issuance of the promissory note and the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11*	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12*	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13*	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Blow & Drive Interlock Corporation

Dated: August 22, 2016		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer and Chief Financial Officer

