Form 10-Q
period 2016-09-30
Blow & Drive Interlock Corp
filed 2016-11-21
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2016, there were 18,645,688 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

The consolidated balance sheets as of September 30, 2016 (unaudited) and December 31, 2015, the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, the consolidated statement of stockholders equity (deficit) for the nine months ended September 30, 2016, and the consolidated statements of cash flows for the nine months ending September 30, 2016 and 2015, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to Consolidated Financial Statements

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$194,871	$9,103
Accounts receivable, net	49,489	1,591
Prepaid expenses	2,900	2,573
Inventories	10,650	10,365
Total Current Assets	257,910	23,632
Other Assets
Deposits	18,225	6,225
Furniture and equipment, net	188,824	45,647
Total Assets	$464,959	$75,504
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$21,135	$10,367
Accrued expenses	43,884	53,881
Accrued interest	3,452	2,000
Income taxes payable	5,700	4,100
Deferred revenue	63,553	81,674
Derivative liability	54,123	51,325
Notes payable, current portion	22,943	10,200
Notes payable - related party, current portion	46,683	54,341
Convertible note payable	3,065	-
Total Current Liabilities	264,538	267,888
Long term liabilities
Notes payable, net of current portion and discount	47,943	-
Notes payable - related party, net of current portion and discount	74,384	86,066
Convertible note payable, net of current portion and discount	23,545	12,614
Accrued royalties payable	120,000	-
Total Liabilities	530,410	366,568

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized. 16,477,167 and 15,006,750 shares outstanding at September 30, 2016 and December 31, 2105, respectively. 18,044,588 and 15,006,750 shares issued or issuable at September 30, 2016 and December 31, 2015, respectively	1,803	1,500
Additional paid-in capital	1,179,785	438,547
Accumulated deficit	(1,247,039)	(731,111)
Total Stockholders' Deficit	(65,451)	(291,064)
Total Liabilities and Stockholders' Equity (Deficit)	$464,959	$75,504

The accompanying notes are an integral part of these consolidated financial statements.

Blow & Drive Interlock Corporation
Consolidated Statement of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Monitoring revenues	$65,533	$2,134	$200,188	$2,134
Distributorship revenues	78,225	-	78,225	-
Total revenues	143,758	2,134	278,413	2,134
Monitoring cost of revenue	8,899	801	26,617	801
Total cost of revenues	8,899	801	26,617	801
Gross Profit	134,859	1,333	251,796	1,333
Operating expenses:
Payroll	30,739	40,658	95,986	133,152
Professional fees	4,266	12,554	65,887	59,554
General and administrative expenses (including $166,883 of stock based payments)	115,868	55,193	341,827	105,172
Research and development	-	2,155	-	59,785
Depreciation	16,041	972	32,971	1,655
Total operating expenses	166,914	111,532	536,671	359,318
Loss from operations	(32,055)	(110,199)	(284,875)	(357,985)
Other income (expense):
Interest expense	(41,789)	(6,575)	(111,714)	(12,619)
Change in fair value of derivative liability	16,814	6,985	(2,798)	(6,985)
Gain (loss) on extinguishment of debt	(116,541)	-	(116,541)	-
Total other income (expense)	(141,516)	410	(231,053)	(19,604)
Net income (loss)	$(173,571)	$(109,789)	$(515,928)	$(377,589)

Basic and dilutive loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	16,333,870	15,004,000	15,646,423	14,956,476

The accompanying notes are an integral part of these consolidated financial statements.

Blow & Drive Interlock Corporation
Consolidated Statement of Shareholders' Deficit

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance December 31, 2015	15,006,750	$1,500	$438,547	$(731,111)	$(291,064)
Shares issued for services	326,417	33	166,850	-	166,883
Shares issued for cash	1,142,667	114	172,386	-	172,500
Shares issued related to debt	1,568,754	156	402,002	-	402,158
Net loss	-	-	-	(515,928)	(515,928)
Balance September 30, 2016 (Unaudited)	18,044,588	$1,803	$1,179,785	$(1,247,039)	$(65,451)

The accompanying notes are an integral part of these consolidated financial statements.

Blow & Drive Interlock Corporation
Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(515,928)	$(377,589)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	32,971	1,655
Shares issues for services	166,883	-
Loss on extinguishments of debt	116,541	-
Amortization of debt discount	89,109	530
Change in fair value of derivative liability	2,798	6,985
Changes in operating assets and liabilities
Accounts receivable	(47,898)	(32,500)
Prepaid expenses	(327)	(2,828)
Deposits	(12,000)	(6,225)
Accounts payable	10,767	-
Accrued expenses	(8,397)	23,656
Accrued interest	1,452	(9,412)
Deferred revenue	(18,121)	92,885
Net cash used in operating activities	(182,150)	(302,843)

Cash flows from investing activities:
Purchases of furniture and equipment	(176,433)	(63,649)
Net cash used in investing activities	(176,433)	(63,649)

Cash flows from financing activities:
Proceeds from notes payable	471,199	15,000
Repayments of notes payable	(99,348)	(10,738)
Proceeds from issuance of common stock	172,500	101,235
Net cash provided by financing activities	544,351	105,497

Net increase (decrease) in cash	185,768	(260,995)
Cash, beginning of period	9,103	272,692
Cash, end of period	$194,871	$11,697

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,288	$18,286
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$166,883	$-
Establishment of debt discount for accrued royalties payable	$120,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

Note 1 - Organization and Nature of Business

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company markets and rents alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. The Company has approval for its device in the following states: California, Colorado, Kansas, New York, Tennessee, Arizona, Oregon, Kentucky, Pennsylvania, and Texas.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2016, the Company had an accumulated deficit of $1,247,039. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

BLOW & DRIVE INTERLOCK CORPORATION

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

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with FASB ASC Topic 605-10-S99, Revenue Recognition, Overall, SEC Materials (“Section 605-10-S74”). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of revenue consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

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

The Company enters into arrangements that include multiple deliverables, which typically consist of the sale of exclusive distributorship territory rights, startup supplies package, promotional material, three weeks of onsite training and ongoing monthly support services. The Company accounts for each material element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting under the guidance of ASC Topic 605-25, Multiple-Element Revenue Arrangements, which provides criteria for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. The Company is required to determine the best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The Company generally does not separately sell distributorships or training on a standalone basis. Therefore, the Company does not have VSOE for the selling price of these units nor is third party evidence available and thus management uses its best estimate of selling prices in their allocation of revenue to each deliverable in the multiple element arrangement.

BLOW & DRIVE INTERLOCK CORPORATION

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at September 30, 2016 and December 31, 2015.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of September 30, 2016 and December 31, 2015 is adequate, but actual write-offs could exceed the recorded allowance.

Convertible Debt and Warrants Issued with Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470, Debt with Conversion and Other Options and ASC 740, Beneficial Conversion Features. The Company recorded a beneficial conversion feature (“BCF”) when convertible debt is issued with conversion features at fixed or adjustable rates that are below market value when issued. If, however, the conversion feature is dependent upon a condition being met or the occurrence of a specific event, the BCF will be recorded when the related contingency is met or occurs. The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized to interest over the life of the underlying debt using the effective interest method.

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

For modifications of convertible debt, the Company recorded a modification that changes the fair value of an embedded conversion feature, including a BCF, as a debt discount which is then amortized to interest expense over the remaining life of the debt. If modification is considered substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Fair Value of Financial Instruments

The Company utilizes ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

BLOW & DRIVE INTERLOCK CORPORATION

As of September 30, 2016 and December 31, 2015, the Company did not have any level 3 assets or liabilities. As of September 30, 2016 and December 31, 2015, the derivative liabilities are considered level 2 items.

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

BLOW & DRIVE INTERLOCK CORPORATION

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

Note 3 – Furniture and Equipment

Furniture and equipment consist of the following:

	September 30, 2016	December 31, 2015
Monitoring Units	$219,898	$46,150
Furniture, Fixtures, and Equipment	4,798	2,398
Total Assets	224,696	48,548
Less: accumulated depreciation	(35,872)	(2,901)
Furnitue and Equipment, net	188,824	45,647

Depreciation expense for the three and nine months ended September 30, 2016 and 2015 amounted to $16,041 and $32,971 and $972, and $1,655, respectively.

Note 4 – Accrued Expenses

Accrued Expense consist of the following:

	September 30, 2016	December 31, 2015
Accrued professional fees	$750	$27,013
Accrued wages	18,700	1,949
Accrued payroll taxes	24,434	7,419
Refundable distributorship deposit	-	17,500
Total	$43,884	$53,881

Note 5 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of September 30, 2016 and December 31, 2015 deferred revenue totaled $63,553 and 81,674, with $0, and $50,000, respectively, related to distributorship agreements. The remaining deferred revenue relates to Company serviced ignition interlock monitoring customers.

BLOW & DRIVE INTERLOCK CORPORATION

Note 6 – Notes Payable

Notes payable consist of the following:

	September 30, 2016		December 31, 2015
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible notes
Convetible note #1	7,500	86	15,000	-
Debt Discount	(4,435)	-	(8,426)
Convertible note #2	50,000	1,667	50,000	-
Debt Discount	(26,455)	-	(43,960)
Subtotal convertible notes net	26,610	1,753	12,614	-
Promissory notes
Promissory note #1	4,750	368	10,200	333
Promissory note #2	25,740	-	-	-
Debt Discount	(7,547)	-	-
Promissory note #3	50,000	750	-	-
Debt Discount	(38,542)	-	-
Promissory note #4	10,000	(200)	-	1,667
Debt Discount	(9,615)	-	-
Promissory note #5	36,100	-	-	-
Subtotal promissory notes	70,886	918	10,200	2,000
Royalty notes
Royalty note #1	55,313	-	-	-
Debt Discount	(55,313)	-	-
Royalty note #2	50,938	-	-	-
Debt Discount	(50,938)	-	-
Royalty note #3	192,000	-	-	-
Debt Discount	(192,000)	-	-
Subtotal royalty notes	-	-	-	-
Related party promissory note
Related party promissory note	121,067	782	140,407	-
Total	218,563	3,453	163,221	2,000
Current portion	72,691	3,453	66,541	2,000
Long-term portion	$145,872	$-	$96,680	$-

Convertible note #1:

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

Convertible note #2

On November 24, 2015, the Company entered into an agreement with an existing non-affiliated shareholder, and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. Payments of interest only are due monthly beginning December 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company). In connection with this Convertible Note Payable, the Company recorded a $32,897 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 7). As of September 30, 2016 this note has not been converted.

BLOW & DRIVE INTERLOCK CORPORATION

In connection with the issuance of the November convertible note payable, the Company issued a warrant to purchase 80,000 shares of common stock at an exercise price of $0.80 per share. The warrant has an exercise period of two years from the date of issuance. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 2 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate -.61%. The Company recorded an additional $13,783 discount on debt, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

Promissory note #1:

On December 18, 2015, the Company entered into a borrowing facility with a third party. The initial note value was for a principal balance of $10,200. The Company is allowed to draw limited additional funds at any time. The interest due is dependent on a cost schedule that is tied to the date of repayment of the principle. Due dates for each draw are 6 months from the draw date and range from December 1, 2016 through February 16, 2017.

Promissory note #2:

On January 29, 2016, the Company entered into a note payable agreement with a third party. The note was for a principal balance of $44,850 in exchange for $29,505 in cash. The initial borrowing was paid back in August 2016. Subsequent to this initial repayment, the Company borrow an additional $28,600 in September of 2016. The current borrowing is paid back via daily ACH debits for $204 per business day with a target extinguishment in March 2017.

Promissory note #3:

On March 30, 2016, the Company provided an agreement to a third party to obtain a $50,000 promissory note in exchange for 50,000 restricted common shares and $50,000 in cash. The promissory note has a maturity date of June 30, 2018, and bears interest at 18% per annum. The purchaser did not sign the agreement nor deliver the proper consideration prior to March 31, 2016. The exchange of the $50,000 in cash consideration by the purchaser and the issuance of the 50,000 restricted common shares by the Company was made in conjunction with delivery of the signed purchase agreement and promissory note on April 5, 2016. The Company recorded a debt discount of $50,000 related to the relative fair value of the issued shares associated with the note to be amortized over the life of the note.

Promissory note #4:

On September 23, 2016, the Company provided an agreement to a third party to obtain a $10,000 promissory note in exchange for 100,000 restricted common shares and $10,000 in cash. The promissory note has a maturity date of October 31, 2017 and bears interest at 24% per annum. The Company recorded a debt discount of $10,000 related to the relative fair value of the issued shares associated with the note to be amortized over the life of the note.

Promissory note #5:

On September 30, 2016, the Company provided an agreement to a third party to obtain a $36,100 promissory note in exchange for $36,100 in cash. The promissory note has a maturity date of October 1, 2017 and bears interest payments of $376 per month and a balloon payment for principle upon maturity.

Royalty note #1:

On January 20, 2016, the company entered into a non-interest bearing note payable and royalty agreement with a third party. Under the note, the Company borrowed $65,000 and begin to repay the principal amount at a rate of approximately $937 per month with escalations to approximately $3,531 per month as of February 2017 until the note is paid in full. In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity. In connection with this note, the Company recorded a debt discount of $65,000 relating to the future royalty payments

BLOW & DRIVE INTERLOCK CORPORATION

On September 30, 2016, the Company entered into Amendment No. 1 to Royalty note #1 in order to remove a security interest in the Company’s assets to secure repayment of the original note and amend the royalty provisions of the original note to be $1 for each Device on the road beginning in the 25th month after the date of the original note. In connection with this amendment, the Company issued 425,000 shares of restricted common stock. Pursuant to ASC 470 this amendment is a deemed extinguishment of the debt and the resulting revised debt is set up as a new note. In connection therewith, the Company recorded a loss on extinguishment of $116,541.

Royalty note #2:

On March 29, 2016, the company consummated a non-interest bearing note payable and royalty agreement with a relative of the CEO with terms almost identical to the note referenced above. Under the note, the Company borrowed $55,000 and begin to repay the principal amount at a rate of approximately $937 per month with escalations to approximately $3,531 per month as of April 2017 until the note is paid in full. In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity. In connection with this note, the Company recorded a debt discount of $55,000 relating to the future royalty payments

On September 30, 2016, the Company entered into Amendment No. 1 to Royalty note #2 to amend the royalty provisions of the original note to be $1 for each Device on the road beginning in the 25th month after the date of the Edris Original Note. In connection with this amendment, the Company issued 50,000 shares of restricted common stock and recorded an additional debt discount of $8,959. This amendment was accounted for as a debt modification pursuant to ASC 470.

Royalty note #3:

On September 30, 2016, the Company entered into a Loan and Security Agreement (the “LSA”) with Doheny Group, LLC, a Delaware limited liability company (“Doheny”), under which Doheny agreed to loan up to $542,400 in two phases, to be used to acquire additional parts and supplies to manufacture the Company’s proprietary breath alcohol ignition interlock devices. Under the terms of the LSA, the first phase will be a loan of up to $192,000 to acquire parts and supplies to manufacture 600 Devices; and the second phase will be a loan of up to $350,400 to acquire parts and supplies to manufacture 1,000 Devices.

The Phase 1 Loan was funded in the amount of $192,000 by Doheny on September 30, 2016, upon which the Company forwarded the funds to its supplier on or about October 5, 2016, in order to acquire parts and supplies to manufacture 600 Devices. Both the Phase 1 Loan and the Phase 2 Loan mature three years from the date of funding, and are at an interest rate of 25% per annum. The Company can prepay the Phase 1 Loan and the Phase 2 Loan (if applicable) at any time without penalty. In exchange for Doheny funding the Phase 1 Loan, the Company issued Doheny a promissory note for $192,000 and also issued Doheny shares of common stock equal to 4.99% of the then-outstanding common stock, pursuant to the terms of a stock purchase agreement. As a result, on or about October 7, 2016, the Company issued Doheny 845,913 shares of common stock. If Doheny funds the Phase 2 Loan then the Company is obligated to issue Doheny that number of additional shares of common stock that equals 5% of the then-outstanding common stock. Until the Company repays the Phase 1 Loan and the Phase 2 Loan, as applicable, Doheny has anti-dilution rights for the percentage of stock Doheny owns in the event the Company issues additional shares of common stock during that period. The Company also entered into a Royalty Agreement with Doheny, under which Doheny was granted perpetual royalty rights on all Devices when the Company has 500 or more Devices in service whether leased to end users or distributors. The royalty amounts vary between $1 and $2 per Device depending on a variety of factors. The Company recorded a debt discount of $192,000 related to the relative fair value of the issued shares associated with the Phase 1 note to be amortized over the life of the note.

Subsequent to September 30, 2016, the Company has issued an additional 54,508 common shares in connection with the anti-dilution provisions of this note.

Related party promissory note

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

BLOW & DRIVE INTERLOCK CORPORATION

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

The Company has a $7,500 and a $50,000 convertible note with variable conversion pricing outstanding at September 30, 2016. The following inputs were used in within the Black Sholes Model to determine the initial relative fair value: Expected Term – .85 and 1.11 years, Expected Dividend Rate – 0%, Volatility – 312%, Risk Free Interest Rate - 0.55%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of September 30, 2016 and December 31, 2015.

Balance December 31, 2015	51,325
Change in fair market value of derivative	2,798
Balance September 30, 2016	54,123

Note 8 – Accrued Royalties Payable

In connection with the Royalty Notes number 1 and 2 as discussed in Note 6 above the Company has estimated the royalties to be paid out in perpetuity. No payments are due for royalties until February 2018 unless the Company hits certain sales milestones as set forth in the royalty agreements earlier.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 50,000,000 preferred shares of $0.001 par value, having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company’s assets. As of September 30, 2016 and December 31, 2015, the Company had no preferred shares outstanding.

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation. During the nine months ended September 30, 2016, the Company issued 326,417 shares of $0.001 par value common stock for services with a value of $166,883. The Company also issued shares in connection with debt of 1,568,754 for an aggregate fair value of $402,158. Additionally, the Company issued and sold 1,142,667 shares of its common stock to several investors for an aggregate purchase price of $172,500. The total number of shares issued or issuable as of September 30, 2016 was 18,044,588.

BLOW & DRIVE INTERLOCK CORPORATION

Note 10 – Warrants

The following table reflects warrant activity as during the nine months ended September 30, 2016:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2015	110,000	$0.72
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of September 30, 2016	110,000	$0.72

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Preferred shares	-	-	-	-
Convertible notes	194,008	3,594	205,737	1,211
Warrants	110,000	-	110,000	-
Options	-	-	-	-
Total anti-dilutive weighted average shares	304,008	3,594	315,737	1,211

If all dilutive securities had been exercised at September 30, 2016 the total number of common shares outstanding would be as follows:

September 30, 2016
Common Shares	15,040,750
Preferred Shares	-
Convertible notes	194,008
Warrants	110,000
Options	-
Total potential shares	15,344,758

BLOW & DRIVE INTERLOCK CORPORATION

Note 12 – Commitments and Contingencies

On January 21, 2015, the Company and Mr. Wainer entered into a two-year lease with Marsel Plaza LLC for a storefront location at 1080 South La Cienega Boulevard, Suite 304, Los Angeles, California 90035. Base rent under the lease is $1,450 per month. The lease began on February 1, 2015.

Legal Proceedings

In the ordinary course of business, the Company from time to time is involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the Company’s financial condition and/or results of operations. However, in the opinion of management, other than as set forth herein, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

In October and November 2016, the Company issued 1,320,513 shares of common stock that were issuable at September 30, 2016.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2015, we generated our first revenues of $30,569 as well as deferred revenues of $81,674. From July 2, 2013 (inception) to December 31, 2015, we experienced a net loss and accumulated deficit of $731,111 and total liabilities of $366,568 including $140,407 in notes payable to our president, Laurence Wainer. For the three and nine months ended September 30, 2016, we had revenues of $143,758 and $278,413, repespectively, and a net loss of $173,571 and $515,928, respectively.

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

Since receiving our NHSTA Certification and as of August 15, 2016 we have submitted applications to 14 states to be considered as a state-certified breath alcohol ignition interlock manufacturer and provider for all Ignition Interlock Mandated DUI/DWI offenders throughout each state. As of November 15, 2016, 11 of these applications have been approved, specifically California, Colorado, Oregon, Texas, Arizona, Kentucky, Kansas, Pennsylvania, New York, Tennessee, and are functionally operating in California, Oregon, Arizona, Texas, Tennessee and Pennsylvania.

In some states we market, rent, install and support the devices directly and in other states we sell distributorships to authorized distributors allowing them to lease, install, service, remove and support the BDI-747/1 devices. As of November 15, 2016, we lease the devices directly in six states – California, Kentucky, Oregon, Pennsylvania, New York and Tennessee - and license the device to distributors in three different areas – two counties in Texas and in the state of Arizona. In several of the states where we lease directly we may eventually work with distributors in those states as well and lease both directly and through distributors.

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

As of November 21, 2016, between the devices we rent directly and those devices leased through our distributors, we have approximately 1,100 units on the road. We plan to increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

Results of Operations for Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary of Results of Operations

	Three Months Ended September 30,
	2016		2015
Revenue:	$		$-

Monitoring revenue		65,533	2,134
Distributorship revenue		78,225	-
Total revenues		143,758	2,134

Cost of revenue:

Monitoring cost of revenue		8,899	801
Distributorship cost of revenue		-	-
Total cost of revenue		8,899	801

Gross profit		134,859	1,333

Operating expenses:

Payroll		30,739	40,658
Professional fees		4,266	12,554
General and administrative expenses		56,348	55,153
Research and development		-	2,155
Depreciation		16,041	972
Common stock issued for services		59,520	-
Total operating expenses		166,914	111,532

Loss from operations		(32,055)	(110,199)

Other income (expense):

Interest expense		(41,789)	(6,575)
Change in fair value of derivative liability		16,814	-
Gain (loss) on extinguishment of debt		(116,541)	(6,985)
Total other income (expense)		(141,516)	(13,560)

Net income (loss)		$(173,571)	$(123,759)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $49,812, from ($123,759) to ($173,571), from the three months ended September 30, 2015 compared to September 30, 2016. Our operating loss decreased by $78,144, from ($110,199) to ($32,055) for the same periods. The change in our net income/(loss) for the three months ended September 30, 2016, compared to the prior year period, is primarily a result of a significant increase loss on extinguishment of debt, an increase in our interest expense, an increase in depreciation expense, and an increase in our common stock issued for services, partially offset by our revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the three months ended September 30, 2016 we had $143,758 in revenues, with $65,533 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $78,225 coming from revenues paid to us from our distributors, compared to $2,134 and $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2016 was $8,899, compared to $801 for the three months ended September 30, 2015. Our cost of revenue for the three months ended September 30, 2016 and September 30, 2015, was completely related to our monthly monitoring services we provide to our customers.

Payroll

Our payroll decreased by $9,919, from $40,658 to $30,739, from the three months ended September 30, 2015 compared to September 30, 2016. We expect our payroll in future quarterly periods will be approximately $30,000-$40,000 per quarter until we are able to expand our operations.

Professional Fees

Our professional fees decreased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Our professional fees were $4,266 for the three months ended September 30, 2016 and $12,554 for the three months ended September 30, 2015. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses remained the same for the periods presented, from $55,193 for the three months ended September 30, 2015 to $56,348 for the three months ended September 30, 2016. We expect our general and administrative expenses to be around $50,000 to $75,000 per quarter for the foreseeable future.

Research and Development

We did not incur any research and development expenses in the three months ended September 30, 2016, compared to $2,155 for the three months ended September 30, 2015. Our research and development expenses in 2015 were related to our design and development of the BDI-747/1 device. Since the device is now developed we did not incur any such expenses in the three months ended September 30, 2016.

Depreciation

We had depreciation of $16,041 for the three months ended September 30, 2016, compared to $972 for the same period one year ago. Our depreciation and amortization expenses in 2016 were primarily related to the depreciation of the BDI-747/1 device.

Common Stock Issued for Services

We had common stock issued for services of $59,250 for the three months ended September 30, 2016, compared to $0 for the same period one year ago.

Interest Expense

Interest expense increased by $35,214 from $6,575 for the three months ended September 30, 2015 to $41,789 for the three months ended September 30, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended September 30, 2016, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago.

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2016, we had a change in fair value of derivative liability of $16,814 compared to $0 for the same period in 2015. The change in fair value of derivative liability in the three months ended September 30, 2016, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the three months ended September 30, 2016, we had a loss on extinguishment of debt of $116,541 compared to $0 for the same period in 2015. The loss on extinguishment of debt in the three months ended September 30, 2016, relates to the deemed extinguishment of royalty note #1 as discussed in Note 6 to the financial statements.

Results of Operations for Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary of Results of Operations

	Nine Months Ended September 30,
	2016		2015
Revenue:	$		$-

Monitoring revenue		200,188	2,134
Distributorship revenue		78,225	-
Total revenues		278,413	2,134

Cost of revenue:

Monitoring cost of revenue		26,617	801
Distributorship cost of revenue		-	-
Total cost of revenue		26,617	801

Gross profit		251,796	1,333

Operating expenses:

Payroll		95,986	133,152
Professional fees		65,887	59,554
General and administrative expenses		248,307	105,172
Research and development		-	59,554
Depreciation		32,971	1,655
Common stock issued for services		93,520	-
Total operating expenses		536,671	359,318

Loss from operations		(284,875)	(357,985)

Other income (expense):

Interest expense		(111,714)	(12,619)
Change in fair value of derivative liability		(2,798)	-
Gain (loss) on extinguishment of debt		(116,541)	(6,985)
Total other income (expense)		(231,053)	(19,604)

Net income (loss)		$(515,928)	$(377,589)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $138,339, from ($377,589) to ($515,928), from the nine months ended September 30, 2015 compared to September 30, 2016. Our operating loss decreased by $73,110, from ($357,985) to ($284,875) for the same periods. The change in our net income/(loss) for the nine months ended September 30, 2016, compared to the prior year period, is primarily a result of a significant increase loss on extinguishment of debt, an increase in our general and administrative expenses, an increase in our interest expense, an increase in depreciation expense, and an increase in our common stock issued for services, partially offset by our increase in revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the nine months ended September 30, 2016 we had $278,413 in revenues, with $200,188 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $78,225 coming from revenues paid to us from our distributors, compared to $2,134 and $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2016 was $26,617, compared to $801 for the nine months ended September 30, 2015. Our cost of revenue for the nine months ended September 30, 2016 and September 30, 2015, was completely related to our monthly monitoring services we provide to our customers.

Payroll

Our payroll decreased by $37,166, from $133,152 to $95,986, from the nine months ended September 30, 2015 compared to September 30, 2016. We expect our payroll in future quarterly periods will be approximately $30,000-$40,000 per quarter until we are able to expand our operations.

Professional Fees

Our professional fees increased slightly during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Our professional fees were $65,887 for the nine months ended September 30, 2016 and $59,554 for the nine months ended September 30, 2015. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $143,135, from $105,172 for the nine months ended September 30, 2015 to $248,307 for the nine months ended September 30, 2016. We expect our general and administrative expenses to be around $50,000 to $75,000 per quarter for the foreseeable future.

Research and Development

We did not incur any research and development expenses in the nine months ended September 30, 2016, compared to $59,785 for the nine months ended September 30, 2015. Our research and development expenses in 2015 were related to our design and development of the BDI-747/1 device. Since the device is now developed we did not incur any such expenses in the nine months ended September 30, 2016.

Depreciation

We had depreciation of $32,971 for the nine months ended September 30, 2016, compared to $1,655 for the same period one year ago. Our depreciation and amortization expenses in 2016 were primarily related to the depreciation of the BDI-747/1 device.

Common Stock Issued for Services

We had common stock issued for services of $166,833 for the nine months ended September 30, 2016, compared to $0 for the same period one year ago.

Interest Expense

Interest expense increased by $99,095 from $12,619 for the nine months ended September 30, 2015 to $111,714 for the nine months ended September 30, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended September 30, 2016, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago.

Change in Fair Value of Derivative Liability

During the nine months ended September 30, 2016, we had a change in fair value of derivative liability of $2,798 compared to $0 for the same period in 2015. The change in fair value of derivative liability in the nine months ended September 30, 2016, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2016, we had a loss on extinguishment of debt of $116,541 compared to $0 for the same period in 2015. The loss on extinguishment of debt in the nine months ended September 30, 2016, relates to the deemed extinguishment of royalty note #1 as discussed in Note 6 to the financial statements.

Liquidity and Capital Resources for Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Introduction

During the nine months ended September 30, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of September 30, 2016 was $194,871 and our cash used in operations is approximately $50,000 per month. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2016 and as of December 31, 2015, respectively, are as follows:

	September 30, 2016	December 31, 2015	Change

Cash	$194,871	$9,103	$185,768
Total Current Assets	257,910	23,632	234,278
Total Assets	464,959	75,504	389,465
Total Current Liabilities	264,538	267,888	(3,350)
Total Liabilities	$530,410	$366,568	$163,842

Our current assets increased significantly as of September 30, 2016 as compared to December 31, 2015, due to us having more cash on hand and higher accounts receivable, net as of September 30, 2016. The increase in our total assets between the two periods was also related to the increase in our cash on hand, accounts receivable, net, as well as an increase in furniture and equipment as of September 30, 2016.

Our current liabilities decreased by $3,350, as of September 30, 2016 as compared to December 31, 2015. This decrease was primarily due to decreases in our accrued expenses, deferred revenue, and notes payable – related party, current portion, offset by slight increases in our accounts payable, accrued interest, income taxes payable, derivative liability, and notes payable – current portion.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $182,150 for the nine months ended September 30, 2016, as compared to $301,188 for the nine months ended September 30, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($515,928), adjusted primarily by change in fair value of derivative liability of $2,798, shares issued for services of $166,883, amortization of debt discount of $89,109, depreciation of $32,971, and loss on extinguishment of debt of $116,541 as well as changes in, accrued expenses of ($8,397), deferred revenue of ($18,121), deposits of ($12,000), accounts payable of $10,767, and accounts receivable of ($47,898). For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($377,589), adjusted primarily by change in fair value of derivative liability of $6,985, and depreciation of $1,655, as well as changes in, accrued expenses of $23,656, deferred revenue of $92,885, deposits of ($6,225), accrued interest of ($9,412), and accounts receivable of ($32,500).

Investments

We had cash used in investing activities in the nine months ended September 30, 2016 of $176,433, compared to $63,649 for September 30, 2015. For both periods the cash used in investing activities related to purchases of furniture and equipment.

Financing

Our net cash provided by financing activities for the nine months ended September 30, 2016 was $544,351, compared to $105,497 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our net cash from financing activities consisted of proceeds from notes payable of $471,199 and proceeds from issuance of common stock of $172,500, partially offset by repayments of notes payable of ($99,348). For the nine months ended September 30, 2015, our net cash from financing activities consisted of proceeds from notes payable of $15,000 and proceeds from issuance of common stock of $101,235, partially offset by repayments of notes payable of ($10,738).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2016, we have no contingent liability that is required to be recorded nor disclosed.

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

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of September 30, 2016 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of September 30, 2016, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

We have engaged outside accounting and finance advisors to assist us in better implementing effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

On November 15, 2016, we hired Mr. Abraham Summers as our Chief Executive Officer, which will help segregate the duties of our executive offices between two individuals rather than just one, which we believe will improve our internal controls over financial reporting. Except hiring Mr. Summers, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2015:

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On April 5, 2016, we were sued in the District Court of Sedgwick County, State of Kansas (Case No. 16CV0822) by Theenk, Inc., a company we sold an independent distributorship. According to the Complaint, Theenk, Inc. alleges we failed to perform under the Exclusive Distribution Agreement we entered into with them on September 4, 2015 by failing to obtain approval for our BDI-747 breathalyzer interlock device from the State of Kansas within 60 days from the execution of the Agreement, and further, that we failed to compensate Theenk, Inc. for certain engineering hours and manufacturing and testing costs related to a potential add-on component to the BDI-747 device. The Complaint seeks damages of $64,726.06. We were served with the Complaint on or about April 19, 2016. We originally received an extension of time to file our Answer from Theenk, Inc. On June 2, 2016, prior to the time an Answer was due by us, we entered into a Settlement Agreement with Theenk, Inc., whereby we agreed to pay Theenk, Inc. $17,500 in full settlement of the lawsuit, including a dismissal of the lawsuit. Theenk, Inc. deposited the funds around August 30, 2016. On October 11, 2016, the Court entered a Dismissal With Prejudice dismissing this lawsuit with prejudice. As a result, this lawsuit has been resolved and dismissed.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we issued the following unregistered securities:

On September 30, 2016, we entered into an Amendment No. 1 to Secured Promissory Note and Agreement (the “Edris Note Amendment”) with Edris Consulting, Inc., a California corporation (“Edris”), under which we agreed to issue Edris 425,000 shares of our common stock. On October 6, 2016, we issued the shares to Edris, with a standard restrictive legend. The issuance of the was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Edris is a sophisticated investor and familiar with our operations having entered into the Edris Original Note in January 2016.

On September 30, 2016, we entered into an Amendment No. 1 to Secured Promissory Note and Agreement (the “Wainer Note Amendment”) with Chaim Wainer (“Wainer”), pursuant to which we amended the terms of that certain Secured Promissory Note and Agreement dated March, 2016. Pursuant to the Wainer Note Amendment, we agreed to issue Wainer 50,000 shares of our common stock. On October 6, 2016, we issued the shares to Wainer, with a standard restrictive legend. The issuance of the was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Wainer is a sophisticated investor and familiar with our operations having entered into the Wainer Original Note in March 2016. Wainer is the father of our sole officer and director.

On September 30, 2016, we entered into an Loan and Security Agreement (the “LSA”) with Doheny Group, LLC, a Delaware limited liability company (“Doheny”), under which Doheny agreed to loan us up to $542,400 in two phases, to be used by us to acquire additional parts and supplies to allow us to manufacture our proprietary breath alcohol ignition interlock devices. Pursuant to the LSA with Doheny, we agreed to issue Doheny shares of our common stock that equals 4.99% of our then outstanding common stock on the date of issuance after Doheny funded the Phase 1 Loan. The Phase 1 Loan was funded in the amount of $192,000 by Doheny on September 30, 2016. On October 7, 2016, we issued Doheny 845,913 shares of our common stock, with a standard restrictive legend. The issuance of the was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Doheny is an accredited investor and familiar with our operations according the representations and warranties in the LSA and accompanying stock purchase agreement.

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

ITEM 5 Other Information

Doheny Group Transaction

On September 30, 2016, we entered into an Loan and Security Agreement (the “LSA”) with Doheny Group, LLC, a Delaware limited liability company (“Doheny”), under which Doheny agreed to loan us up to $542,400 in two phases, to be used by us to acquire additional parts and supplies to allow us to manufacture our proprietary breath alcohol ignition interlock devices (the “Devices”). Under the terms of the LSA, the first phase will be a loan of up to $192,000 (the “Phase 1 Loan”), when we request it in accordance with the LSA, in order to for us to acquire parts and supplies to manufacture 600 Devices; and the second phase will be a loan of up to $350,400 (the “Phase 2 Loan”), when we request it in accordance with the LSA and assuming we are in compliance with the other terms of the LSA, in order for us to acquire parts and supplies to manufacture 1000 Devices.

The Phase 1 Loan was funded in the amount of $192,000 by Doheny on September 30, 2016, and we forwarded the funds to our supplier on or about October 5, 2016, in order to acquire parts and supplies to manufacture 600 Devices. Both the Phase 1 Loan and the Phase 2 Loan mature three (3) years from the date of funding, and are at an interest rate of 25% per annum. We can prepay the Phase 1 Loan and the Phase 2 Loan (if applicable) at any time without penalty. In exchange for Doheny funding the Phase 1 Loan, we issued Doheny a promissory note. As additional consideration for Doheny agreeing to enter into the LSA and fund the Phase 1 Loan, we agreed to issue Doheny shares of our common stock equal to 4.99% of our then-outstanding common stock, pursuant to the terms of a stock purchase agreement. As a result, on or about October 7, 2016, we issued Doheny 845,913 shares of our common stock. If Doheny funds the Phase 2 Loan then we are obligated to issue Doheny that number of additional shares of our common stock that equals 5% of our then-outstanding common stock. Until we repay the Phase 1 Loan and the Phase 2 Loan, as applicable, Doheny has anti-dilution rights for the percentage of our stock Doheny owns in the event we issue additional shares of common stock during that period. We also entered into a Royalty Agreement with Doheny, under which we granted Doheny perpetual royalty rights on all Devices that we receive money from customers or distributors after we have 500 Devices leased to end users or distributors. The royalty amounts vary between $1 and $2 per Device depending on a variety of factors.

Amendment to Loan Agreement with Edris Consulting

On September 30, 2016, we entered into an Amendment No. 1 to Secured Promissory Note and Agreement (the “Edris Note Amendment”) with Edris Consulting, Inc., a California corporation (“Edris”), pursuant to which we amended the terms of that certain Secured Promissory Note and Agreement dated January 20, 2016 (the “Edris Original Note”) in order to remove Edris’ security interest in our assets to secure our repayment of the Edris Original Note and amend the royalty provisions of the Edris Original Note to be $1 for each Device we have on the road beginning in the 25th month after the date of the Edris Original Note. In exchange for Edris agreeing to forfeit its security interest in our assets and modify the royalty payments under the Edris Original Note we agreed to issue Edris 425,000 shares of our common stock, restricted in accordance with Rule 144.

Amendment to Loan Agreement with Chaim Wainer

On September 30, 2016, we entered into an Amendment No. 1 to Secured Promissory Note and Agreement (the “Wainer Note Amendment”) with Chaim Wainer (“Wainer”), pursuant to which we amended the terms of that certain Secured Promissory Note and Agreement dated March, 2016 (the “Wainer Original Note”) in order to amend the royalty provisions of the Wainer Original Note to be $1 for each Device we have on the road beginning in the 25th month after the date of the Wainer Original Note. In exchange for Wainer agreeing to modify the royalty payments under the Wainer Original Note we agreed to issue Wainer 50,000 shares of our common stock, restricted in accordance with Rule 144. Wainer is the father of our sole officer and director.

Amendment to Exclusive Distribution Agreement with Jay Lopez

On September 30, 2016, we entered into an Amendment No. 1 to Exclusive Distribution Agreement (the “Lopez Amendment”) with Jay Lopez (“Lopez”), pursuant to which we amended the terms of that certain Exclusive Distribution Agreement dated July 24, 2015 in order to amend the territories where Lopez is an exclusive distributor of ours for the BDI-747/1 device, removing the State of Nevada and granting Lopez rights in the State of Pennsylvania. With the execution of the Lopez Amendment, we do not have a distributor in the State of Nevada and Lopez is our exclusive distributor in Pennsylvania.

Hiring of Abraham Summers as our Chief Financial Officer

On November 15, 2016, we hired Mr. Abraham Summers as our Chief Financial Officer. Under our Employment Agreement with Mr. Summers, we agreed to compensate Mr. Summers at a salary equal to 40% of the compensation we are paying Mr. Laurence Wainer, our Chief Executive Officer, at any given time. In addition, we agreed to retain Gnossis International, LLC, an entity controlled by Mr. Summers, to consult with us regarding economics, project management & business development. We agreed to compensate Gnossis International at the same rate of 40% of the compensation we are paying Mr. Wainer. We also have a pre-existing finder’s agreement with Gnossis International, under which we agreed to compensate Gnossis International one share of our common stock for every dollar of financing we receive from any individuals or entities introduced to us by Gnossis.

Mr. Abraham Summers was hired as our Chief Financial Officer in November 2016. Since 2011, Mr. Summers has been the managing member of Gnossis International, LLC, an entity he controls. Gnossis International is a consulting firm specializing in the use of micro and macro economic analysis as well as urban planning, economic and financial research and modeling to provide advice and guidance to companies, investors and business partners. Since its inception, Gnossis International has been involved in a number of transactions, providing economic and market analysis and marketing strategies, with Mr. Summers intimately involved in all such transactions. Mr. Summers received his Bachelors of Science in Public Policy, Management, and Urban Planning (PMPL) and a concentration in Real Estate Development. Mr. Summers was the recipient of the Dean’s Merit Award upon graduation.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14*	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.15*	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2016

10.16*	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.17*	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.18*	Agreement with Abraham Summers and Gnossis International, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: November 21, 2016		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer

