Form 10-K
period 2016-12-31
Blow & Drive Interlock Corp
filed 2017-04-17
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55053

Blow & Drive Interlock Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3590850 (I.R.S. Employer Identification No.)

5503 Cahuenga Blvd., #203 Los Angeles, California (Address of principal executive offices)	91601 (Zip Code)

Registrant’s telephone number, including area code (877) 238-4492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the voting stock held by non-affiliates: $2,810,745 as based on last reported sales price of such stock on June 30, 2016. The voting stock held by non-affiliates on that date consisted of 6,692,250 shares of common stock the closing stock price was $0.42.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2017, there were 21,152,453 shares of common stock, $0.0001 par value, issued and outstanding.

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

Blow & Drive Interlock Corporation

i

PART I

Explanatory Note

Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated under the name Jam Run Acquisition Corporation on July 2, 2013 in the State of Delaware. From inception through early February 2014, we were a blank check company and qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012, with a business plan of entering into a transaction with a foreign or domestic private company in order for that company to become a reporting company as part of the process toward the public trading of its stock.

On February 6, 2014, we issued 9,700,000 shares of our common stock, representing approximately 97% of our then-outstanding shares to Laurence Wainer for $1,970. In connection with this transaction, we changed our name Blow & Drive Interlock Corporation and Mr. Wainer became our sole officer and director.

Our offices are located at 5503 Cahuenga Blvd., #203, Los Angeles, California, telephone number (877) 238-4492.

Business Overview

General

We manufacture, market, lease, install and monitor a Breath Alcohol Ignition Interlock Device (BAIID) we developed known as the BDI-747 Ignition Interlock Device (the “BDI-747/1”), which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales prior to starting their vehicle. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program. The BDI-747/1 has met the 2013 National Highway Traffic Safety Administration (NHTSA) guidelines for Breath Alcohol Ignition Interlock Devices [Federal Register Volume 78, Number 89] as an authorized BAIID [Element Materials Technology/Report # ESP018444P June 17, 2015]. The BDI-747/1 is manufactured by BDI Manufacturing Inc., a subsidiary of Blow & Drive Interlock, Inc., from parts and supplies from C4 Development Ltd.

The primary market for the BDI-747/1 Ignition Interlock Device is as a breathalyzer device to be used by persons convicted of a driving under the influence of alcohol. In order for the BDI-747/1 to be used in states for persons convicted of driving under the influence the device must be approved by each individual state. The process to get the device approved varies greatly state-to-state. As of December 31, 2016, the BDI-747/1 was approved for use in eleven states, namely California, Colorado, Oregon, Texas, Arizona, Kentucky, Oklahoma, Tennessee, Pennsylvania, New York, and Kansas. Our plan for 2017 is to build our infrastructure in the states where we have approval to ensure we can service all areas of those states, as well as to gain approval in an additional 3-5 states.

In states where the BDI-747/1 is approved as a BAIID, we lease the BDI-747/1 devices to offenders, typically for twelve months, but the time could differ on a case-by-case basis depending on the sentence received by the offender. In some states we market, lease, install and support the devices directly and in other states we sell distributorships to authorized distributors allowing them to lease, install, service, remove and support the BDI-747/1 devices. Currently, we lease the devices directly in eight states and areas – California, Oregon, Colorado, Oklahoma, Tennessee, New York, Kansas and parts of Texas - and license the device to distributors in three different areas – two counties in Texas and in the states of Arizona, Kentucky and Pennsylvania.

In states where we lease the devices directly to consumers, we typically charge between $159-$198 in upfront fees for the user (which covers two months of the lease payment), and then between $59-$99/month for the other ten months of the lease for the typical one year lease. The lease payment covers the installation of the device in the consumer’s vehicle, the rental of the device, recalibration of the device as required by each state (typically every 30 to 60 days) and the monitoring services for the device, which are then reported to the state in accordance with each state’s requirements. In states and areas where we do not have a direct presence, which we only have in Los Angeles, California, we contract with independent service centers, such as car alarm installation companies or other auto services companies, to perform the installations of our BDI-747/1 device, which centers must be approved by the states in which the perform the installations. Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees is close to 100%. The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

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

As of December 31, 2016, we had approximately 1,075 units on the road, with approximately 327 devices being leased directly from us and approximately 748 devices leased through our distributors. As of March 31, 2017, we have approximately 1,701 units on the road, with approximately 281 devices being leased directly from us and approximately 1,420 devices leased through our distributors. We plan to increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

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

Marketing

To date, most of our marketing has consisted of getting approval for our BDI-747/1 device in as many states as possible. By gaining approval in a state our BDI-747/1 device appears on that state’s list of approved breathalyzer ignition interlock devices. Someone convicted of driving under the influence that is required to use a breathalyzer ignition interlock device must choose one from the list of state-approved devices. As a result, by gaining approvals in states, our device is automatically disseminated to our targeted consumers by the state. In addition to trying to obtain approvals in as many states as we can, our other marketing efforts related to our BDI-747/1 device have largely consisted of speaking with various individuals and companies that are in the breathalyzer ignition interlock device industry, such as companies in the business of conducting educational courses for individuals convicted of driving under the influence of alcohol, companies in the business of installing ignition interlock devices, and individuals involved in the approval process for breathalyzer ignition interlock devices.

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

Competition

The business of breathalyzer ignition interlock device industry is competitive, and from time-to-time new companies may appear on the list of approved providers in various states, however, there is a high barrier to entry due to the cost of development fees, manufacturing fees, NHSTA-approved testing, and state field testing. We compete with a number of successful companies in the industry, including, but not limited to, LifeSafer®, Smart Start®, Intoxalock®, Guardian Interlock Systems and Dräger. These larger companies have greater financial resources than we do, have approval in most (if not all) states, and likely have 50,000 of their respective ignition interlock devices on the road each. By comparison we currently have approval in eleven states and have approximately 1,700 units on the road. Although we believe our BDI-747/1 device compares favorably to the interlock devices provided by our competitors, we will need to raise significant capital and gain approval in most states in order capitalize on our BDI-747/1 device. We believe if we do this we will be able to compete better with these larger competitors.

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

Intellectual Property

We currently have a utility patent for our BDI Model #1 power line filter, which is used with our BDI-747 Breath Alcohol Ignition Interlock Device to prevent interference from electromagnetic waves. Although we do not have any other formal intellectual property protection over our BDI-747/1 device (such as device patents or trademarks), we do have general intellectual property protections provided by federal and state laws that prohibit unfair business practices, etc.

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

Our BDI-747/1 device was certified by an independent testing laboratory in June 2015 and we are currently approved in eleven states as an authorized breath interlock device: California, Colorado, Oregon, Texas, Arizona, Kentucky, Oklahoma, Tennessee, Pennsylvania, New York, and Kansas.

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

Employees

As of April 14, 2017, we had seven full-time employees, one of which, Mr. Abraham Summers is our Chief Financial Officer, with the rest employed to primarily install, calibrate, remove and monitor our BDI-747/1 devices. Mr. Laurence Wainer, our President and Secretary, is an independent contractor. We have approximately 100 installers and technicians working in the states where we approved that are independent contractors.

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

The market for our product is highly competitive and is becoming more so, which could hinder our ability to successfully market our products. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to:

●	develop and expand their product offerings more rapidly;
●	adapt to new or emerging changes in customer requirements more quickly;
●	take advantage of acquisition and other opportunities more readily; and
●	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

If our products do not gain state approvals and/or expected market acceptance, prospects for our sales revenue may be affected.

We use the BDI-747/1 device in the judicially-mandated market for DUI offenders. The judicially-mandated market is where a breathalyzer device is required by law as a punishment for the committing a crime. As a result, sales and servicing of our product is dependent upon us gaining approval in each individual state and/or locality where we want to lease our products. This result can be expensive and time-consuming and there is no guarantee we will be successful in obtaining approval in all the states where we apply and if we don’t get approval in a sufficient number of states the market for our products will suffer. Additionally, even if we gain state approval, there is no guarantee our product will be chosen by a sufficient number of DUI offenders in those states to provide us with sufficient revenues to pay our expenses.

We plan to lease the BDI-747/1 device in many states through third-party distributors. If we are unsuccessful in finding qualified distributors or our distributors do not perform well, our business could suffer.

While we have a retail location in Los Angeles, California, and may open more in the future, under our current business plan we plan to lease the BDI-747/1 device through third-party distributors in many regions and states. If we are unable to find qualified distributors in certain regions and/or states, and/or the distributors we contract with do not perform well, then we may not lease and service as many of our BDI-747/1 devices as we anticipate, and our business would suffer as a result.

If critical components become unavailable or our suppliers delay their production of our key components, our business will be negatively impacted.

Currently, we rely on a primary supplier to supply us with the primary components for our BDI-747/1 device, which we then use to complete the assembly at our location in Los Angeles, California. As a result, the stability of component supply is crucial to our ability to get sufficient supplies to manufacture our products. Due to the fact we currently assemble our device from “off the shelf” parts and components, some of our critical devices and components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

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

As of December 31, 2016, our internal controls were not effective which led to material weaknesses in our internal controls over financial reporting and, as a result, we may not be able to report our financial results accurately or timely and in the future could have a problem to detecting fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective, and as of December 31, 2016 they were not effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the OTCQB-tier of OTC Markets. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

Because we are subject to the “penny stock” rules, the level of trading activity in our stock may be reduced.

Our common stock is traded on the OTC Markets. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our executive offices, consisting of approximately 1,200 square feet, are located at 5503 Cahuenga Blvd. #203, Los Angeles, CA 91601. We currently complete the assembly of our BDI-747/1 devices at our offices. Under our lease of this premises, we pay $2,000 per month and our current lease runs through January 31, 2021.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BDIC.” We were listed on June 30, 2015 but did not have a quoted bid price until the fourth quarter of 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2016 and 2015, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2015	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$3.55	$0.40

2016	First Quarter	$1.25	$0.70
	Second Quarter	$1.05	$0.40
	Third Quarter	$0.53	$0.15
	Fourth Quarter	$0.53	$0.10

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

Holders

As of December 31, 2016, there were 19,289,687 shares of our common stock outstanding held by 59 holders of record and numerous shares held in brokerage accounts. As of April 14, 2017, there were 21,152,453 shares of our common stock outstanding held by 68 holders of record. Of these shares, 12,288,453 were held by non-affiliates. As of June 30, 2016, we had 6,692,250 shares held by non-affiliates. On the cover page of this filing we value the 6,692,250 shares held by non-affiliates as of June 30, 2016 at $2,810,745. These shares were valued at $0.42 per share, based on our closing share price on June 30, 2016.

Warrants

We currently have three warrants outstanding to purchase our common stock:

On November 1, 2016, we issued Mr. David Haridim a warrant to acquire 50,000 shares of our common stock at an exercise price of $0.10 per share. The warrant has an exercise period of four years from the date of issuance. The issuance of the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2016.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2016, we issued the following unregistered securities. All such securities were issued pursuant exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

On November 1, 2016, we issued Mr. David Haridim a warrant to acquire 50,000 shares of our common stock at an exercise price of $0.10 per share. The warrant has an exercise period of four years from the date of issuance. The issuance of the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

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

Overview and Outlook

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the current year ending December 31, 2016, we generated total revenues of $359,765, compared to $30,569 in the year ending December 31, 2015. From July 2, 2013 (inception) to December 31, 2016, we experienced a net loss and accumulated deficit of $1,531,300 and total liabilities of $727,812 including $97,749 in notes payable to our president, Laurence Wainer.

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

Since receiving our NHSTA Certification and as of July 24, 2015, we have been approved as a state-certified breath alcohol ignition interlock manufacturer and provider in eleven states, and hope to be approved in an additional 3-5 states in 2017.

We have opened our initial storefront location in Los Angeles County, California and hired six qualified personnel to install, calibrate, remove and monitor the devices. Our business plan includes growth of the company by continuing to complete and submit more state applications and to build up our service infrastructure by utilizing our own retail infrastructure, distributors and franchisees.

As of December 31, 2016, we had approximately 1,075 units on the road, with approximately 327 devices being rented directly from us and approximately 748 devices rented through our distributors. As of March 31, 2017, we have approximately 1,701 units on the road, with approximately 281 devices being rented directly from us and approximately 1,420 devices rented through our distributors. We plan to increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

Results of Operations for the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015

Monitoring revenue	$212,128	$20,569
Distributorship revenues	147,637	10,000
Total revenues	359,765	30,569

Monitoring cost of revenue	38,276	5,050
Distributorship cost of revenues	2,892	5,194
Total cost of revenues	41,168	10,244

Gross profit	318,597	20,325

Operating expenses:

Payroll	147,231	150,114
Professional fees	92,705	99,846
General and administrative	458,351	161,714
Research and development	-	59,519
Depreciation	65,449	2,901
Impairment of asset	-	17,500
Total operating expenses	763,736	491,594

Loss from operations	(445,139)	(471,269)

Interest expense	(214,708)	(19,915)
Change in fair value of derivative liability	(22,231)	(12,658)
Gain (loss) on extinguishment of debt	(116,541)	-
Total other income (expense)	(353,480)	(32,573)

Net loss	$(800,219)	(505,442)

Operating Loss; Net Loss

Our net loss increased by $294,777, from $505,442 to $800,219 from the year ended 2015 compared to 2016. Our operating loss decreased by $26,130, from $471,269 to $445,139 for the same periods. The change in our net loss for the year ended December 31, 2016, compared to the prior year is primarily a result of an increase in our operating expenses and other expenses, partially offset by an increase in our revenues. These changes are detailed below.

Revenue

During the year ended December 31, 2016 we had $359,765 in revenues, with $212,128 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $147,637 coming from revenues paid to us from our distributors, compared to $20,569 and $10,000 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road, as well as revenue from distributors, will continue to increase as we have more units on the road.

Cost of Revenue

Our cost of revenue for the year ended December 31, 2016 was $41,168, compared to $10,244 for the year ended December 31, 2015. Our cost of revenue for the year ended December 31, 2016 was $38,276 for the revenue we received for the ongoing maintenance for units we lease to customers, and $2,892 related to the revenue we received from distributors. Our cost of revenue for the year ended December 31, 2015 was $5,050 for the revenue we received for the ongoing maintenance for units we lease to customers, and $5,194 related to the revenue we received from distributors.

Payroll

Our payroll decreased by $2,883, from $150,114 to $147,231, from the year ended December 31, 2015 compared to December 31, 2016. We expect our payroll in future quarterly periods will be approximately $120,000 to $160,000 per year until we are able to expand our operations.

Professional Fees

Our professional fees decreased slightly during the year ended December 31, 2016 compared to the year ended December 31, 2015. Our professional fees were $92,705 for the year ended December 31, 2016 and $99,846 for the year ended December 31, 2015. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $296,637, from $161,714 for the year ended December 31, 2015 to $458,351 for the year ended December 31, 2016. This increase was primarily related to increases in advertising, consulting services ad certain public company compliance costs.

Research and Development

We did not incur any research and development expenses in the year ended December 31, 2016, compared to $59,519 for the year ended December 31, 2015. Our research and development expenses in 2015 were related to our design and development of the BDI-747/1 device. Since the device is now developed we did not incur any such expenses in the year ended December 31, 2016.

Depreciation

We had depreciation of $65,449 for the year ended December 31, 2016, compared to $2,901 for the same period one year ago. Our depreciation expense in 2016 was primarily related to the depreciation of the BDI-747/1 devices.

Interest Expense

Interest expense increased by $194,793 from $19,915 for the year ended December 31, 2015 to $214,708 for the year ended December 31, 2016. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended December 31, 2016, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago, and the related accretion of the substantial amount of debt discount associated with the debt.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2016, we had a change in fair value of derivative liability of $22,231 compared to $12,658 for the same period in 2015. The change in fair value of derivative liability for both periods, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the year ended December 31, 2016, we had a loss on extinguishment of debt of $116,541 compared to $0 for the same period in 2015. The loss on extinguishment of debt in the year ended December 31, 2016, relates to the deemed extinguishment of royalty note #1 as discussed in Note 6 to the financial statements.

Liquidity and Capital Resources for Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Introduction

During the year ended December 31, 2016 and 2015, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2016 was $116,309 and our cash used in operations is approximately $40,000 per month. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2016 and as of December 31, 2015, respectively, are as follows:

	December 31, 2016	December 31, 2015	Change

Cash	$116,309	$9,103	$107,206
Total Current Assets	180,561	23,632	156,929
Total Assets	793,161	75,504	717,657
Total Current Liabilities	531,006	267,888	263,118
Total Liabilities	$727,812	$366,568	$361,244

Our current assets increased significantly as of December 31, 2016 as compared to December 31, 2015, due to us having more cash on hand, and more accounts receivable, net. The increase in our total assets between the two periods was also related to the increase in our cash on hand, accounts receivable, net, as well as an increase in furniture and equipment as of December 31, 2016. The higher deposits and furniture and equipment, net is a result of us owning more BDI-747/1 breathalyzer devices.

Our current liabilities increased by $263,118, as of December 31, 2016 as compared to December 31, 2015. This increase was primarily due to increases in our accrued expenses, deferred revenue, and notes payable, net of debt discount.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $431,021 for the year ended December 31, 2016, as compared to $371,990 for the year ended December 31, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($800,219), adjusted primarily by change in fair value of derivative liability of $22,231, shares issued for services of $236,933, amortization of debt discount of $158,665, depreciation of $65,449, and loss on extinguishment of debt of $116,541 as well as changes in, accrued expenses of $14,914, deferred revenue of $24,657, deposits of ($250,029), accounts payable of $17,883, and accounts receivable of ($46,659). For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($505,442), adjusted primarily by change in fair value of derivative liability of $12,658, depreciation of $2,901, impairment of asset of $17,500, and amortization of debt discount of $4,937, as well as changes in, accrued expenses of $29,481, deferred revenue of $81,674, accrued expenses of $29,481, deposits of ($6,225), accrued interest of ($7,412), and accounts receivable of ($1,591).

Investments

We had cash used in investing activities in the year ended December 31, 2016 of $376,148, compared to $63,648 for December 31, 2015. For both periods the cash used in investing activities related to purchases of furniture and equipment, which was primarily our acquisition of additional BDI-747/1 breathalyzer devices.

Financing

Our net cash provided by financing activities for the year ended December 31, 2016 was $914,375, compared to $172,049 for the year ended December 31, 2015. For the year ended December 31, 2016, our net cash from financing activities consisted of proceeds from notes payable of $876,200 and proceeds from issuance of common stock of $187,500, partially offset by repayments of notes payable of ($149,325). For the year ended December 31, 2015, our net cash from financing activities consisted of proceeds from notes payable of $75,200, proceeds from issuance of common stock of $85,000, and shareholder contributions $29,235, partially offset by repayments of notes payable of ($17,386).

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations for 2017 through 2021:

	2017 (1)	2018	2019	2020	2021	Total

Debt obligations	$172,304	$244,567	$591,960	$-	$-	$1,008,831
Capital leases	-	-	-	-	-	-
Operating leases	26,840	26,465	27,249	28,078	2,404	111,036
	$199,144	271,032	619,209	28,078	2,404	1,119,867

(1)	The interest amount for the contractual obligation for 2017 has been estimated.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2016, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company’s operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We are required to provide written documentation of key internal controls over financial reporting. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

4. Currently, we do not have ability systematic approach to timely and accurately record unearned revenue and revenue, convertible debt transactions, deferred revenue, and derivative liabilities in the financial statements and have needed additional time, beyond the filing deadlines set by the Commission, to file our periodic reports.

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

There are no changes to report during our fiscal quarter ended December 31, 2016.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2016, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Laurence Wainer	50	President, Chief Executive Officer, Secretary (2014) and a Director (2014)

Abraham Summers	31	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer (2016)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Laurence Wainer serves as our sole director and our President, Chief Executive Officer and Secretary. Mr. Wainer has built his career as an entrepreneur in Southern California beginning with a vending business which he started while attending San Diego State University. From 2009 to 2011 Mr. Wainer built a tax resolution company, Authorized Tax Relief, located in Los Angeles, California. From 2011 to September 2013, Mr. Wainer was employed as a consultant for LWIN Consulting. Mr. Wainer founded Blow & Drive Interlock Corporation in 2014 as a result of his commitment to help create safer roads for sober drivers, having been personally affected by drunk drivers.

Abraham Summers serves as our Chief Financial Officer. Mr. Summers is the principal and owner of Gnosiis International, LLC, a consulting firm specializing in the use of micro and macro economic analysis as well as urban planning, economic and financial research and modeling to provide advice and guidance to companies, investors and business partners. Mr. Summers founded Gnosiis International, LLC in 2011. Prior to founding Gnosiis International, Mr. Summers founded Gnosiis Media (2008-2011), a marketing consulting firm that advised entertainment companies with regard to valuation and structuring of sponsorship and brand-integration. Mr. Summers received his Bachelors of Science in Public Policy, Management, and Urban Planning (PMPL) with a concentration in Real Estate Development from the University of Southern California.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2016 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2016, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Laurence Wainer	0	0	0
Abraham Summers	0	0	1

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2016;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2016,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2016 and 2014, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laurence Wainer President, COO, Secretary(1)	2016 2015 2014	52,000 16,300 -0-	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	52,000 16,300 -0-
Abraham Summers, CFO(2)	2016	3,500	-0-	-0-	(4)	-0-	-0-	-0-	-0-	3,500
James Cassidy (former President, Director)(3)	2014	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-
James McKillop (former Vice President, Director)(3)	2014	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

(1)	Mr. Wainer was appointed President, Chief Executive Officer, Secretary and Director on February 6, 2014.
(2)	Mr. Summers was appointed Chief Financial Officer on November 15, 2016.
(3)	Mr. Cassidy and Mr. McKillop each resigned as officers and directors effective February 6, 2014.
(4)

During 2016, Gnosiis International, LLC, an entity-controlled by Mr. Summers, received 533,100 shares of our common stock under the terms of a Finder’s Fee Agreement between us and Gnosiis International, LLC. Since those shares were paid as a finder’s fee for a transaction that closed prior to Mr. Summer’s appointment as our Chief Financial Officer, the value of those shares is not included in this table.

Employment Contracts

On November 15, 2016, we entered into an employment agreement with Mr. Abraham Summers through Gnosiis International, LLC. Under the terms of the employment agreement, we agreed to employ Mr. Summers as our Chief Financial Officer until terminated by either party. Under the employment agreement we agreed to compensate Gnosiis and Mr. Summers an aggregate of 80% of the compensation paid by us to Mr. Laurence Wainer, our President, with 50% of the compensation paid to Mr. Summers as an employee and 50% paid to Gnosiis for consulting services. The compensation is to be paid weekly and shall be at least $500 per week.

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

The following table sets forth director compensation for 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Laurence Wainer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2016 and December 31, 2015. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Laurence Wainer	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Abraham Summers	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2016.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2016.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2017, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)	Percent of Voting Rights(3)

Common Stock	Laurence Wainer (4)	President, CEO, Secretary and Director	8,924,000	42.2%	7.4%

Common Stock	Abraham Summers (4)(5)	CFO	523,100	2.5%	>1%

Common Stock	Lucky Draw, LLC P.O. Box 328 Glendo, WY 82213	5% Shareholder	1,400,000	6.7%	1.2%

Common Stock	The Doheny Group, LLC(6)	5% Shareholder	1,693,521	8.0%	7.4%

Common Stock	All Officers and Directors as a Group (2 persons)		9,568,250	63.0%	7.9%

(1)	Unless otherwise indicated, based on 21,152,453 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1080 La Cienega Boulevard, Suite 304
Los Angeles, California 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock.

(4)	Indicates one of our officers or directors.

(5)

Includes 513,100 shares of our common stock held by Gnosiis International, LLC, an entity controlled by Mr. Summers. Gnosiis is owed additional shares of our common stock in accordance with certain anti-dilution rights Gnosiis has requiring us to issue additional shares of common stock to Gnosiis when we issue any shares of our common stock. Those anti-dilution shares have not been issued and are not included in the shares owned by Mr. Summers.

(6)

The Doheny Group, LLC is owed additional shares of our common stock in accordance with certain anti-dilution rights The Doheny Group, LLC has requiring us to issue additional shares of common stock to The Doheny Group, LLC when we issue any shares of our common stock. Those anti-dilution shares have not been issued and are not included in the shares owned by the Doheny Group, LLC.

Series A Preferred Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)	Percent of Voting Rights(3)

Preferred Stock	Laurence Wainer (4)	President, CEO, Secretary and Director	1,000,000	100%	82.5%

Common Stock	Abraham Summers 43)	CFO	-0-	0%	0%

Common Stock	All Officers and Directors as a Group (2 persons)		1,000,000	100%	82.5%

(1)	Unless otherwise indicated, based on 1,000,000 shares of our Series A Preferred Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1080 La Cienega Boulevard, Suite 304
Los Angeles, California 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock. Each share of our Series A Preferred Stock has 100 votes on any matter brought before our common stockholders for a vote.

(4)	Indicates one of our officers or directors.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 7, 2017, we entered into an Debt Conversion and Series A Preferred Stock Purchase Agreement (the “SPA”) with Laurence Wainer, one of our officers and directors (“Wainer”), under which we agreed to create a new series of non-convertible preferred stock entitled “Series A Preferred Stock,” with One Million (1,000,000) shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to the Company’s common stockholders; and Wainer agreed to acquire 1,000,000 shares of our Series A Preferred Stock, once created, in exchange for Wainer forgiving $25,537 in accrued salary we owed to him as of December 31, 2016.

As additional consideration for Wainer’s acquisition of the Series A Preferred Shares we entered into a Lockup Agreement with Wainer dated March 7, 2017 (the “Lockup Agreement”). Under the Lockup Agreement we required Wainer to agree to refrain selling 8,000,000 out of the approximately 9,700,000 shares of our common stock he owns until the expiration of the Lockup Period, as defined in the Lockup Agreement. The description of the Lockup Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

On November 30, 2015, we entered into a Finder’s Fee Agreement with Gnosiis International, LLC, a Wyoming entity controlled by Mr. Abraham Summers, who is now our Chief Financial Officer. Under the Finder’s Fee Agreement we agreed to contract with Gnosiis to assist us with finding financing for the company, as well as for consulting services in connection with economics, project management and business development. Under the agreement, we agreed to pay Gnosiis one share for every dollar in financing closed by us as a result of Gnosiis’ efforts. On September 30, 2016, in connection with the Loan and Security Agreement we entered into with The Doheny Group, LLC, we issued Gnosiis 533,100 shares of our common stock. We also compensate Gnosiis weekly for consulting services provided to us.

On November 15, 2016, we entered into an employment agreement with Mr. Abraham Summers through Gnosiis. Under the terms of the employment agreement, we agreed to employ Mr. Summers as our Chief Financial Officer until terminated by either party. Under the employment agreement we agreed to compensate Gnosiss and Mr. Summers an aggregate of 80% of the compensation paid by us to Mr. Laurence Wainer, our President, with 50% of the compensation paid to Mr. Summers as an employee and 50% paid to Gnosiis for consulting services. The compensation is to be paid weekly and shall be at least $500 per week.

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

Corporate Governance

As of December 31, 2016, our Board of Directors consisted of Laurence Wainer. As of December 31, 2016, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2016 and December 31, 2015 for professional services rendered by Redwitz, Inc. for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$49,000	$22,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$49,000	$22,500

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

Blow & Drive Interlock Corporation

Dated: April 17, 2017		/s/ Laurence Wainer
	By:	Laurence Wainer
	Its:	President (Principal Executive Officer)

Dated: April 17, 2017		/s/ Abraham Summers
	By:	Abraham Summers
	Its:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2017		/s/ Laurence Wainer
	By:	Laurence Wainer, Director, President, and Secretary

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statement of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

Supplementary Data

Not applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Blow & Drive Ignition Interlock Corporation

and subsidiary:

We have audited the accompanying consolidated balance sheets of Blow & Drive Ignition Interlock Corporation and subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blow & Drive Ignition Interlock Corporation and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Redwitz, Inc.

Irvine, California

April 17, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets
Current Assets
Cash	$116,309	$9,103
Accounts receivable, net	51,241	1,591
Prepaid expenses	2,361	2,573
Inventories	10,650	10,365
Total Current Assets	180,561	23,632
Other Assets
Deposits	256,254	6,225
Furniture and equipment, net	356,346	45,647
Total Assets	$793,161	$75,504
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$28,250	$10,367
Accrued expenses	68,795	53,881
Accrued interest	10,110	2,000
Income taxes payable	5,700	4,100
Deferred revenue	106,331	81,674
Derivative liability	73,556	51,325
Notes payable, net of debt discount of $15,018 and $0 at December 31, 2016 and 2015, respectively	125,351	10,200
Notes payable - related party	49,396	54,341
Convertible notes payable, net of debt discount of $23,724 and $0 at December 31, 2016 and 2015, respectively	33,775	-
Royalty notes payable, net of debt discount of $87,036 and $0 at December 31, 2016 and 2015, respectively	29,742	-
Total Current Liabilities	531,006	267,888
Long term liabilities
Notes payable, net of debt discount of $32,292 and $0 at December 31, 2016 and 2015, respectively	17,708	-
Notes payable - related party, net of debt discount of $0 and $52,386 at December 31, 2016 and 2015, respectively	48,353	86,066
Convertible notes payable	-	12,614
Royalty notes payable, net of debt discount of $574,294 and $0 at December 31, 2016 and 2015, respectively	8,778	-
Accrued royalties payable	121,967	-
Total Liabilities	727,812	366,568

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized 19,575,605 and 15,006,750 shares issued or issuable and outstanding as of December 31, 2016 and 2015, respectively	1,958	1,500
Additional paid-in capital	1,594,721	438,547
Accumulated deficit	(1,531,330)	(731,111)
Total Stockholders’ Equity (Deficit)	65,349	(291,064)
Total Liabilities and Stockholders’ Equity	$793,161	$75,504

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015

Monitoring revenues	$212,128	$20,569
Distributorship revenues	147,637	10,000
Total revenues	359,765	30,569

Monitoring cost of revenue	38,276	5,050
Distributorship cost of revenues	2,892	5,194
Total cost of revenues	41,168	10,244
Gross Profit	318,597	20,325
Operating expenses:
Payroll	147,231	150,114
Professional fees	92,705	99,846
General and administrative expenses	458,351	161,714
Research and development	-	59,519
Depreciation	65,449	2,901
Impairment of asset	-	17,500
Total operating expenses	763,736	491,594

Loss from operations	(445,139)	(471,269)

Other income (expense):
Interest expense	(214,708)	(19,915)
Change in fair value of derivative liability	(22,231)	(12,658)
Gain (loss) on extinguishment of debt	(116,541)	-
Total other income (expense)	(353,480)	(32,573)

Income (loss) before provision for income taxes	(798,619)	(503,842)

Provision for income taxes	1,600	1,600
Net Income (loss)	$(800,219)	$(505,442)

Basic and dilutive loss per common share	$(0.05)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	16,478,128	14,973,866

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance December 31, 2014	14,852,500	$1,485	$305,671	$(225,669)	$81,487
Shares issued for cash	154,250	15	84,985	-	85,000
Warrants issued	-	-	18,656	-	18,656
Shareholder contributions	-	-	29,235	-	29,235
Net loss	-	-	-	(505,442)	(505,442)
Balance December 31, 2015	15,006,750	$1,500	$438,547	$(731,111)	$(291,064)
Shares issued for services	667,517	67	236,866	-	236,933
Shares issued for cash	1,273,576	127	187,373	-	187,500
Shares issued related to debt	2,531,485	254	731,945	-	732,199
Shares issued related to anti-dilution	96,277	10	(10)	-	-
Net loss	-	-	-	(800,219)	(800,219)
Balance December 31, 2016	19,575,605	$1,958	$1,594,721	$(1,531,330)	$65,349

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(800,219)	$(505,442)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	65,449	2,901
Shares issues for services	236,933	-
Loss on extinguishments of debt	116,541	-
Amortization of debt discount	158,665	4,937
Change in fair value of derivative liability	22,231	12,658
Impairment of asset	-	17,500
Changes in operating assets and liabilities
Accounts receivable, net	(49,650)	(1,591)
Prepaid expenses	212	(2,573)
Inventories	(285)	(10,365)
Deposits	(250,029)	(6,225)
Accounts payable	17,883	10,367
Accrued expenses	14,914	29,481
Accrued interest	8,110	(7,412)
Income taxes payable	1,600	2,100
Deferred revenue	24,657	81,674
Accrued royalties payable	1,967	-
Net cash used in operating activities	(431,021)	(371,990)

Cash flows from investing activities:
Purchases of furniture and equipment	(376,148)	(63,648)
Net cash used in investing activities	(376,148)	(63,648)

Cash flows from financing activities:
Proceeds from notes payable	876,200	75,200
Repayments of notes payable	(149,325)	(17,386)
Proceeds from issuance of common stock	187,500	85,000
Shareholder contributions	-	29,235
Net cash provided by financing activities	914,375	172,049

Net increase (decrease) in cash	107,206	(263,589)
Cash, beginning of period	9,103	272,692
Cash, end of period	$116,309	$9,103

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$48,032	$22,291
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$236,933	$-
Establishment of debt discount for accrued royalties payable	$120,000	$-

The accompanying notes are an integral part of the financial statements

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 1 - Organization and Nature of Business

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company markets and rents alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. The Company has approval for its device in the following states: California, Colorado, Kansas, New York, Tennessee, Arizona, Oregon, Kentucky, Oklahoma, Pennsylvania, and Texas.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2016, the Company had an accumulated deficit of $1,531,330. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the prior sale of equity securities and issuance of notes payable, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital for the next 12 months. The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

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

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at December 31, 2016 and 2015.

Distributorships

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes net sales and identifiable operating income by segment:

	Years Ended December 31,
	2016	2015
Segment gross profit (a):
Monitoring	$173,852	$15,519
Distributorships	144,745	4,806
Gross Profit	318,597	20,325

Identifiable segment operating income (b):
Monitoring	154,556	13,615
Distributorships	100,606	4,315
	255,162	17,930
Reconcilliation of identifiable segment income to corporate income (c):
Payroll	147,231	150,114
Professional fees	92,705	99,846
General and administrative expenses	458,351	161,714
Research and development	-	59,519
Depreciation	2,014	506
Impairment of asset	-	17,500
Interest expense	214,708	19,915
Change in fair value of derivative liability	22,231	12,658
Gain (loss) on extinguishment of debt	116,541	-

Income (loss) before provision for income taxes	(798,619)	(503,842)

Provision for income taxes	1,600	1,600
Net Income (loss)	$(800,219)	$(505,442)

Total net property, plant, and equipment assets
Monitoring	107,702	34,789
Distributorships	246,365	8,966
Corporate	2,279	1,892
	356,346	45,647

(a)	Segment gross profit includes segment net sales less segment cost of sales
(b)	Identifiable segment operating income consists of segment gross profit, less identifiable depreciation expense
(c)	General corporate expense consists of all other non-identifiable expenses

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2016 and December 31, 2015 is adequate, but actual write-offs could exceed the recorded allowance.

Inventories

Inventories are valued at the first-in first-out method and at December 31, 2016 and 2015 consists of spare parts for the BDI 747 monitoring units.

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

For modifications of convertible debt, the Company records a modification that changes the fair value of an embedded conversion feature, including a BCF, as a debt discount which is then amortized to interest expense over the remaining life of the debt. If modification is considered substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

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

As of December 31, 2016 and 2015, the Company did not have any level 3 assets or liabilities. As of December 31, 2016 and 2015, the derivative liabilities are considered level 2 items.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

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

The Company has multiple distributors as of December 31, 2016, and is actively engaging more in new markets. However, for the year ended December 31, 2016, one distributer, licensed in four states, makes up approximately 90% percent of all revenues from distributers, and 93% of accounts receivable at December 31, 2016. The loss of this distributer would have a material impact on the Company’s revenues

Income Taxes

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

Blow & Drive Interlock Corporation

Notes to the Consolidated Financial Statements

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

Recently Issued Accounting Pronouncements

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 3 – Furniture and Equipment

Furniture and equipment consist of the following:

	December 31, 2016	December 31, 2015
Monitoring Units	$419,898	$46,150
Furniture, Fixtures, and Equipment	4,798	2,398
Total Assets	424,696	48,548
Less: accumulated depreciation	(68,350)	(2,901)
Furnitue and Equipment, net	356,346	45,647

Depreciation expense for the years ended December 31, 2016 and 2015 were $65,449 and $2,901, respectively.

Note 4 – Deposits

Deposits consist of the following:

	December 31, 2016	December 31, 2015
Deposit for BDI-747 units	$250,000	$-
Other	6,254	6,225
Total	$256,254	$6,225

Note 5 – Accrued Expenses

Accrued Expense consist of the following:

	December 31, 2016	December 31, 2015
Accrued professional fees	$3,503	$27,013
Accrued wages	32,700	1,949
Accrued payroll taxes	32,592	7,419
Refundable distributorship deposit	-	17,500
Total	$68,795	$53,881

Note 6 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of December 30, 2016 and December 31, 2015 deferred revenue totaled $106,331 and 81,674, with $2,500, and $50,000, respectively, related to distributorship agreements. The remaining deferred revenue relates to Company serviced ignition interlock monitoring customers.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 7 – Notes Payable

Notes payable consist of the following:

	December 31, 2016		December 31, 2015
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible notes
Convertible note #1	7,500	31	15,000	-
Debt Discount	(3,104)	-	(8,426)	-
Convertible note #2	50,000	1,617	50,000	1,667
Debt Discount	(20,620)	-	(43,960)	-
Subtotal convertible notes net	33,776	1,648	12,614	1,667
Promissory notes
Promissory note #1	990	-	10,200	333
Promissory note #2	13,278	-	-	-
Debt Discount	(3,510)	-	-	-
Promissory note #3	50,000	-	-	-
Debt Discount	(32,292)	-	-	-
Promissory note #4	10,000	400	-	-
Debt Discount	(7,308)	-	-	-
Promissory note #5	36,100	3,581	-	-
Promissory note #6	5,040	106	-	-
Debt Discount	(4,200)	-	-	-
Promissory note #7	24,960	-	-	-
Promissory note #8	50,000	-	-	-
Subtotal promissory notes	143,058	4,087	10,200	333
Royalty notes
Royalty note #1	46,876	-	-	-
Debt Discount	(45,903)	-	-	-
Royalty note #2 - related party	48,938	-	-	-
Debt Discount - related party	(41,133)	-	-	-
Royalty note #3	192,000	-	-	-
Debt Discount	(176,000)	-	-	-
Royalty note #4	325,000	4,375	-	-
Debt Discount	(311,258)	-	-	-
Subtotal royalty notes	38,520	4,375	-	-
Related party promissory note
Related party promissory note	97,749	-	140,407	-
Total	313,103	10,110	163,221	2,000
Current portion	238,264	10,110	66,541	2,000
Long-term portion	$74,839	$-	$96,680	$-

Convertible note #1:

On August 7, 2015, the Company entered into an agreement with a third party non-affiliate and issued a 7.5% interest bearing convertible debenture for $15,000 due on August 7, 2017, with conversion features commencing after 180 days following the date of the note. Payments of interest only were due monthly beginning September 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date. In connection with this Convertible note payable, the Company recorded a $5,770 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 8). On May 6, 2016 the note holder elected to convert $7,500 in principal into 30,000 shares of common stock.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Convertible note #2

On November 24, 2015, the Company entered into an agreement with an existing non-affiliated shareholder, and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. Payments of interest only are due monthly beginning December 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company). In connection with this Convertible Note Payable, the Company recorded a $32,897 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 7). As of December 30, 2016 this note has not been converted.

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

Promissory note #1:

On December 18, 2015, the Company entered into a borrowing facility with a third party. The initial note value was for a principal balance of $10,200. The Company is allowed to draw limited additional funds at any time. During 2016 the Company drew an additional $13,100 in connection with this borrowing facility. The interest due is dependent on a cost schedule that is tied to the date of repayment of the principle. Due dates for each draw are 6 months from the draw date and range through January, 2017.

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

Promissory note #5:

On September 30, 2016, the Company provided an agreement to a third party to obtain a $36,100 promissory note in exchange for $36,100 in cash. The promissory note has a maturity date of October 1, 2017 and bears interest at 25% per annum. The note requires total payments of $1,150 per month and a balloon payment of $36,100 for principle upon maturity.

Promissory note #6:

On November 1, 2016, the Company provided an agreement to a third party to obtain a $5,040 promissory note in exchange for $5,040 in cash. The promissory note has a maturity date of November 1, 2017 and bears interest at 25% per annum. In connection with the issuance of the note payable, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.10 per share. The warrant has an exercise period of four years from the date of issuance. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrant using the following inputs: Expected Term – 4 years, Expected Dividend Rate – 0%, Volatility – 329%, Risk Free Interest Rate -1.56%. The Company recorded a discount of $5,040, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Promissory note #7:

On November 1, 2016, the Company provided an agreement to a third party to obtain a $24,960 promissory note in exchange for $24,960 in cash. The promissory note has a maturity date of November 1, 2017 and bears interest at 25% per annum. The note requires total payments of $520 per month and a balloon payment of $24,960 for principle upon maturity.

Promissory note #8:

On November 1, 2016, the Company provided an agreement to a third party to obtain a $50,000 promissory note in exchange for $50,000 in cash. The promissory note has a maturity date of November 1, 2019 and bears interest at 25% per annum. The note requires total payments of $1,042 per month and a balloon payment of $50,000 for principle upon maturity.

Royalty note #1:

On January 20, 2016, the company entered into a non-interest bearing note payable and royalty agreement with a third party. Under the note, the Company borrowed $65,000 and begin to repay the principal amount at a rate of approximately $937 per month with escalations to approximately $3,531 per month as of February 2017 until the note is paid in full. In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity. In connection with this note, the Company recorded a debt discount of $65,000 relating to the future royalty payments.

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

Royalty note #2:

On March 29, 2016, the company consummated a non-interest bearing note payable and royalty agreement with a relative of the CEO with terms almost identical to the note referenced above. Under the note, the Company borrowed $55,000 and begin to repay the principal amount at a rate of approximately $937 per month with escalations to approximately $3,531 per month as of April 2017 until the note is paid in full. In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity. In connection with this note, the Company recorded a debt discount of $55,000 relating to the future royalty payments

On September 30, 2016, the Company entered into Amendment No. 1 to Royalty note #2 to amend the royalty provisions of the original note to be $1 for each Device on the road beginning in the 25th month after the date of the Royalty note #2. In connection with this amendment, the Company issued 50,000 shares of restricted common stock and recorded an additional debt discount of $8,959. This amendment was accounted for as a debt modification pursuant to ASC 470.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

The Phase 1 Loan was funded in the amount of $192,000 by Doheny on September 30, 2016, upon which the Company forwarded the funds to its supplier on or about October 5, 2016, in order to acquire parts and supplies to manufacture 600 Devices. Both the Phase 1 Loan and the Phase 2 Loan mature three years from the date of funding, and are at an interest rate of 25% per annum. The Company can prepay the Phase 1 Loan and the Phase 2 Loan (if applicable) at any time without penalty. In exchange for Doheny funding the Phase 1 Loan, the Company issued Doheny a promissory note for $192,000 and also issued Doheny shares of common stock equal to 4.99% of the then-outstanding common stock, pursuant to the terms of a stock purchase agreement. As a result, on or about October 7, 2016, the Company issued Doheny 845,913 shares of common stock. In addition, upon funding of any portion of the Phase 2 loan (Royalty Note #4 below) then the Company is obligated to issue Doheny that number of additional shares of common stock that equals 5% of the then-outstanding common stock. Until the Company repays the Phase 1 Loan and the Phase 2 Loan, as applicable, Doheny has anti-dilution rights for the percentage of stock Doheny owns in the event the Company issues additional shares of common stock during that period. The Company also entered into a Royalty Agreement with Doheny, under which Doheny was granted perpetual royalty rights on all Devices when the Company has 500 or more Devices in service whether leased to end users or distributors. The royalty amounts vary between $1 and $2 per Device depending on a variety of factors. The Company recorded a debt discount of $192,000 related to the relative fair value of the issued shares associated with the Phase 1 note to be amortized over the life of the note.

Royalty note #4:

On November 4, 2016, the Company agreed to fund an initial portion of the Phase 2 loan as described in “Royalty note #3” above. In connection with this funding the common stock ownership percentage of Doheny Group was increased to 9.95%. As also described in “Royalty note #3” above Doheny has anti-dilution privileges to maintain 9.95% of common stock ownership at no additional cost until both Royalty note #3 and Royalty note #4 are paid in full. As of December 31, 2016 the Company has drawn $325,000 out of the maximum allowance of $350,400 in connection with Royalty note #4.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 8 – Derivative Financial Instruments

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

The Company has a $7,500 and a $50,000 convertible note with variable conversion pricing outstanding at December 31, 2016. The following inputs were used in within the Black Sholes Model to determine the initial relative fair value: Expected Term – .85 and 1.11 years, Expected Dividend Rate – 0%, Volatility – 312%, Risk Free Interest Rate - 0.55%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of December 31, 2016 and 2015.

Balance December 31, 2015	$51,325
Change in fair market value of derivative	22,231
Balance December 31, 2016	$73,556

Note 9 – Accrued Royalties Payable

In connection with the Royalty Notes number 1-4 as discussed in Note 6 above the Company has estimated the royalties to be paid out in perpetuity. These estimates were performed at the inception for the notes to reflect the associated debt discount. Payments on such royalty notes became due in October 2016 upon the Company hitting certain sales milestones as set forth in the royalty agreements.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 50,000,000 preferred shares of $0.001 par value, having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company’s assets. As of December 31, 2016 and 2015, the Company had no preferred shares outstanding.

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation. During the year ended December 31, 2016, the Company issued 667,517 shares of $0.001 par value common stock for services with a value of $236,933, including 533,100 shares to a related party for services valued at $129,580. The Company also issued shares in connection with debt of 2,531,485 for an aggregate fair value of $732,199. Additionally, the Company issued and sold 1,273,576 shares of its common stock to several investors for an aggregate purchase price of $187,500. The total number of shares issued or issuable as of December 31, 2016 was 19,575,605.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 11 – Warrants

The following table reflects warrant activity as during the year ended December 31, 2016:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2015	110,000	$0.72
Granted	50,000	0.10
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of September 30, 2016	160,000	$0.53

Note 12 – Income (Loss) Per Share

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2016	2015
Preferred shares	-	-
Convertible notes	202,789	2,449
Warrants	160,000	-
Options	-	-
Total anti-dilutive weighted average shares	362,789	2,449

If all dilutive securities had been exercised at December 31, 2016 the total number of common shares outstanding would be as follows:

December 31, 2016
Common Shares	19,575,605
Preferred Shares	-
Convertible notes	194,008
Warrants	160,000
Options	-
Total potential shares	19,929,613

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 13 – Commitments and Contingencies

On December 1, 2016, the Company entered into a four-year lease with Cahuenga Management LLC for a storefront location at 15503 Cahuenga Blvd., North Hollywood, California 91601. Base rent under the lease is $2,200 per month, with an escalating provision up to $2,404 throughout the lease term. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. Total rent expense, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations, was $19,987 and $20,555 during the years ended December 31, 2016 and 2015, respectively. Future minimum lease payments under operating leases are as follows:

Years ending December 31,
2017	$24,200
2018	26,465
2019	27,249
2020	28,078
2021	2,404
Total:	108,396

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 14 – Income Taxes

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2016 of approximately $1,397,000 for federal and state tax purposes, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited.

Components of net deferred tax assets (liabilities), including a valuation allowance, are as follows at December 31:

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Deferred revenue	$42,500	$32,000
Net operating loss carryforwards	559,000	259,000
Total deferred tax assets	$601,500	$291,000

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets before valuation allowance	$601,500	$291,000
Valuation allowance	(601,500)	(291,000)
Net deferred tax assets	$-	$-

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 14 – Subsequent Events

In January 2017 the Company completed orders of 150 and 850 additional interlock units at an aggregate cost of $325,000. The Company also has pulled 91 units from service to repair.

On January 23, 2017, the Company issued a third party marketing firm 27,180 shares of common stock for services with an aggregate fair value of $13,913.

On January 15, 2017 the Company entered into a Promissory note for $50,400 in cash with an interest rate of 25% per annum, and maturity date of January 15, 2018. Monthly interest payments of $1,050 are due under this note as well as a balloon payment for principal upon maturity.

Subsequent to December 31, 2016, and through the date of this filing, the Company has issued a total of 2,113,785 common shares for an aggregate cash purchase price of $287,675.

