Form 10-Q
period 2017-03-31
Blow & Drive Interlock Corp
filed 2017-05-22
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55053

Blow & Drive Interlock Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-3590850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5503 Cahuenga Blvd, #203 Los Angeles, CA	91601
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 19, 2017, there were 21,271,953 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

The consolidated balance sheets as of March 31, 2017 (unaudited) and December 31, 2016, the consolidated statements of operations for the three months ended March 31, 2017 and 2016, the consolidated statement of stockholders equity (deficit) for the three months ended March 31, 2017, and the consolidated statements of cash flows for the three months ending March 31, 2017 and 2016, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$139,033	$116,309
Accounts receivable, net	88,406	51,241
Prepaid expenses	4,159	2,361
Inventories	10,650	10,650
Total Current Assets	242,248	180,561
Other Assets
Deposits	199,404	256,254
Furniture and equipment, net	596,354	356,346
Total Assets	$1,038,006	$793,161
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$24,185	$28,250
Accrued expenses	349,473	68,795
Accrued interest	36,880	10,110
Income taxes payable	7,300	5,700
Deferred revenue	105,658	106,331
Derivative liability	57,528	73,556
Notes payable, net of debt discount of $54,772 and $15,018 at March 31, 2017 and December 31, 2016, respectively	97,380	125,351
Notes payable - related party	35,662	49,396
Convertible notes payable, net of debt discount of $16,559 and $23,724 at March 31, 2017 and December 31, 2016, respectively	40,941	33,775
Royalty notes payable, net of debt discount of $67,821 and $87,036 at March 31, 2017 and December 31, 2016, respectively	1,862	29,742
Total Current Liabilities	756,869	531,006
Long term liabilities
Notes payable, net of debt discount of $56,416 and $32,292 at March 31, 2017 and December 31, 2016, respectively	163,544	17,708
Notes payable - related party	16,558	48,353
Royalty notes payable, net of debt discount of $442,803 and $574,294 at March 31, 2017 and December 31, 2016, respectively	74,197	8,778
Accrued royalties payable	123,883	121,967
Total Liabilities	1,135,051	727,812

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 0 shares issued or issuable and outstanding at March 31, 2017 and December 31, 2016, respectively	1,000	-
Common stock, par value $0.0001, 100,000,000 shares authorized 22,014,754 and 19,575,605 shares issued or issuable and outstanding as of March 31, 2017 and December 31, 2016, respectively	2,201	1,958
Additional paid-in capital	2,290,485	1,594,721
Accumulated deficit	(2,390,731)	(1,531,330)
Total Stockholders’ Equity (Deficit)	(97,045)	65,349
Total Liabilities and Stockholders’ Equity	$1,038,006	$793,161

The accompanying notes are an integral part of the financial statements

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016

Monitoring revenues	$75,320	$39,479
Distributorship revenues	88,734	-
Total revenues	164,054	39,479

Monitoring cost of revenue	7,982	6,555
Distributorship cost of revenues	4,239	-
Total cost of revenues	12,221	6,555
Gross Profit	151,833	32,924
Operating expenses:
Payroll	70,314	33,729
Professional fees	41,131	24,636
General and administrative expenses	716,092	83,557
Depreciation	55,416	10,255
Total operating expenses	882,953	152,177

Loss from operations	(731,120)	(119,253)

Other income (expense):
Interest expense	(144,309)	(27,418)
Change in fair value of derivative liability	16,028	(34,734)
Total other income (expense)	(128,281)	(62,152)

Net Income (loss)	$(859,401)	$(181,405)

Basic and dilutive loss per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	20,781,986	15,027,259

The accompanying notes are an integral part of the financial statements

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Statements of Shareholders' Equity (Deficit)

	Preferred Stock - Series A		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance December 31, 2016	-	$-	19,575,605	$1,958	$1,594,721	$(1,531,330)	$65,349
Shares issued for services	1,000,000	1,000	27,180	3	362,911	-	363,914
Shares issued related to debt	-	-	195,400	19	85,700	-	85,719
Shares issued for cash	-	-	1,898,076	189	247,185	-	247,374
Shares issued related to anti-dilution	-	-	318,493	32	(32)	-	-
Net loss	-	-	-	-	-	(859,401)	(859,401)
Balance March 31, 2017 (unaudited)	1,000,000	$1,000	22,014,754	$2,201	$2,290,485	$(2,390,731)	$(97,045)

The accompanying notes are an integral part of the financial statements

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(859,401)	$(181,405)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	55,416	10,255
Shares issued for services	363,914	34,000
Amortization of debt discount	92,676	20,083
Change in fair value of derivative liability	(16,028)	34,734
Changes in operating assets and liabilities
Accounts receivable, net	(37,165)	(6,545)
Prepaid expenses	(1,798)	(16,747)
Deposits	56,850	-
Accounts payable	(4,065)	20,922
Accrued expenses	280,678	(4,867)
Accrued interest	26,770	3,607
Income taxes payable	1,600	-
Deferred revenue	(673)	35,251
Accrued royalties payable	1,916	-
Net cash used in operating activities	(39,310)	(50,712)

Cash flows from investing activities:
Purchases of furniture and equipment	(295,424)	(80,000)
Net cash used in investing activities	(295,424)	(80,000)

Cash flows from financing activities:
Proceeds from notes payable	195,400	160,899
Repayments of notes payable	(85,316)	(37,831)
Proceeds from issuance of common stock	247,374	-
Net cash provided by financing activities	357,458	123,068

Net increase (decrease) in cash	22,724	(7,644)
Cash, beginning of period	116,309	9,103
Cash, end of period	$139,033	$1,459

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,863	$3,827
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$363,914	$34,000
Establishment of debt discount for accrued royalties payable	$-	$120,000
Preferred stock issued for debt reduction and services	$350,000	$-

The accompanying notes are an integral part of the financial statements

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

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

The Company licenses the rights to third party distributers to promote the BDI-747/1 and provide services related to the device. The distributorships are for specific geographical areas (either entire states or certain counties within states). The Company currently has entered into six distributorship agreements. Under the distribution agreements the Company typically receives a onetime fee, and then is entitled to receive a per unit registration fee and a per unit monthly fee for each BDI-747/1 unit the distributor has in inventory or on the road beginning thirty (30) days after the distributor receives the unit.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2017, the Company had an accumulated deficit of $2,390,731. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of March 31, 2017 and December 31, 2016 is adequate, but actual write-offs could exceed the recorded allowance.

Inventories

Inventories are valued at the first-in first-out method and at March 31, 2017 and December 31, 2016 consists of spare parts for the BDI 747 monitoring units.

Convertible Debt and Warrants Issued with Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470, Debt with Conversion and Other Options and ASC 740, Beneficial Conversion Features. The Company records a beneficial conversion feature (“BCF”) when convertible debt is issued with conversion features at fixed or adjustable rates that are below market value when issued. If, however, the conversion feature is dependent upon a condition being met or the occurrence of a specific event, the BCF will be recorded when the related contingency is met or occurs. The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized to interest over the life of the underlying debt using the effective interest method.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurments Using:
	Level 1	Level 2	Level 3
Balance December 31, 2016	$-	$73,556	$-
Valuation of preferred shares issuance	-	-	350,000
Change in fair value of derivative liabiliity	-	(16,028)	-
Balance March 31, 2017 (unaudited)	$-	$57,528	$350,000

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

Concentrations

All of the Company’s ignition interlock devices are purchased from one supplier in China. The loss of this supplier could have a material impact on the Company’s ability to timely obtain additional units.

The Company has multiple distributors as of March 31, 2017, and is actively engaging more in new markets. However, for the three months ended March 31, 2017, one distributor, licensed in four states, makes up approximately 90% percent of all revenues from distributors, and 76% of accounts receivable at March 31, 2017. The loss of this distributer would have a material impact on the Company’s revenues

Income Taxes

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

(Unaudited)

Note 3 – Segment Reporting

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at March 31, 2017 and December 31, 2016.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended March 31,
	2017	2016
Segment gross profit (a):
Monitoring	$67,338	$32,924
Distributorships	84,495	-
Gross Profit	151,833	32,924

Identifiable segment operating income (b):
Monitoring	61,506	23,723
Distributorships	35,965	-
	97,471	23,723
Reconcilliation of identifiable segment income to corporate income (c):
Payroll	70,314	33,729
Professional fees	41,131	24,636
General and administrative expenses	716,092	83,557
Depreciation	1,054	1,054
Interest expense	144,309	27,418
Change in fair value of derivative liability	(16,028)	34,734

Income (loss) before provision for income taxes	(859,401)	(181,405)

Provision for income taxes	-	-
Net Income (loss)	$(859,401)	$(181,405)

Total net property, plant, and equipment assets
Monitoring	63,764	112,154
Distributorships	530,631	-
Corporate	1,959	3,238
	596,354	115,392

(a)	Segment gross profit includes segment net sales less segment cost of sales

(b)	Identifiable segment operating income consists of segment gross profit, less identifiable depreciation expense

(c)	General corporate expense consists of all other non-identifiable expenses

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Furniture and Equipment

Furniture and equipment consist of the following:

	March 31, 2017	December 31, 2016
Monitoring Units	$715,323	$419,898
Furniture, Fixtures, and Equipment	4,798	4,798
Total Assets	720,121	424,696
Less: accumulated depreciation	(123,766)	(68,350)
Furniture and Equipment, net	596,354	356,346

Depreciation expense for the three months ended March 31, 2017 and 2016 were $55,416 and $10,255, respectively.

Note 5 – Deposits

Deposits consist of the following:

	March 31, 2017	December 31, 2016
Deposit for BDI-747 units	$197,000	$250,000
Other	2,404	6,254
Total	$199,404	$256,254

Note 6 – Accrued Expenses

Accrued Expense consist of the following:

	March 31, 2017	December 31, 2016
Accrued expenses - other	$285,497	$3,503
Accrued wages	18,643	32,700
Accrued payroll taxes	45,333	32,592
Total	$349,473	$68,795

Note 7 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of March 31, 2017 and December 31, 2016 deferred revenue consist of the following:

	March 31, 2017	December 31, 2016
Monitoring deferred revenues	$100,658	$103,831
Distributership deferred revenues	5,000	2,500
Total	$105,658	$106,331

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

Note 8 – Notes Payable

Notes payable consist of the following:

	March 31, 2017		December 31, 2016
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible notes
Convertible note #1	7,500	74	7,500	31
Debt Discount	(1,774)	-	(3,104)	-
Convertible note #2	50,000	2,033	50,000	1,617
Debt Discount	(14,785)	-	(20,620)	-
Subtotal convertible notes net	40,941	2,107	33,776	1,648
Promissory notes
Promissory note #1	-	-	990	-
Promissory note #2	612	-	13,278	-
Debt Discount	-	-	(3,510)	-
Promissory note #3	50,000	750	50,000	-
Debt Discount	(26,042)	-	(32,292)	-
Promissory note #4	10,000	1,000	10,000	400
Debt Discount	(5,000)	-	(7,308)	-
Promissory note #5	36,100	5,838	36,100	3,581
Promissory note #6	5,040	-	5,040	106
Debt Discount	(2,940)	-	(4,200)	-
Promissory note #7	24,960	1,560	24,960	-
Promissory note #8	50,000	3,125	50,000	-
Promissory note #9	50,400	1,050	-	-
Debt Discount	(20,790)	-	-	-
Promissory note #10	70,000	1,458	-	-
Debt Discount	(26,833)	-	-	-
Promissory note #11	75,000	1,563	-	-
Debt Discount	(29,583)	-	-	-
Subtotal promissory notes	260,924	16,344	143,058	4,087
Royalty notes
Royalty note #1	36,355	-	46,876	-
Debt Discount	(35,868)	-	(45,903)	-
Royalty note #2	33,328	-	48,938	-
Debt Discount	(31,953)	-	(41,133)	-
Royalty note #3	192,000	913	192,000	-
Debt Discount	(160,000)	-	(176,000)	-
Royalty note #4	325,000	17,516	325,000	4,375
Debt Discount	(282,803)	-	(311,258)	-
Subtotal royalty notes	76,059	18,429	38,520	4,375
Related party promissory note
Related party promissory note	52,220	-	97,749	-
Total	430,144	36,880	313,103	10,110
Current portion	175,845	36,880	238,264	10,110
Long-term portion	$254,299	$-	$74,839	$-

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

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

Promissory note #2:

On January 29, 2016, the Company entered into a note payable agreement with a third party. The note was for a principal balance of $44,850 in exchange for $29,505 in cash. The initial borrowing was paid back in August 2016. Subsequent to this initial repayment, the Company borrowed an additional $28,600 in September of 2016. The current borrowing is paid back via daily ACH debits for $204 per business day with a target extinguishment in March 2017.

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

(Unaudited)

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

Promissory note #9:

On January 15, 2017, the Company provided an agreement to a third party to obtain a $50,400 promissory note in exchange for $50,400 in cash. The promissory note has a maturity date of January 15, 2018 and bears interest at 25% per annum. The note requires total payments of $1,042 per month and a balloon payment of $50,000 for principle upon maturity. The Company recorded a debt discount of $27,720 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note.

Promissory note #10:

On February 27, 2017, the Company provided an agreement to a third party to obtain a $70,000 promissory note in exchange for $70,000 in cash. The promissory note has a maturity date of February 27, 2020 and bears interest at 25% per annum. The note requires total payments of $1,458 per month and a balloon payment of $70,000 for principle upon maturity. The Company recorded a debt discount of $28,000 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note.

Promissory note #11:

On March 16, 2017, the Company provided an agreement to a third party to obtain a $75,000 promissory note in exchange for $75,000 in cash. The promissory note has a maturity date of March 16, 2020 and bears interest at 25% per annum. The note requires total payments of $1,563 per month and a balloon payment of $75,000 for principle upon maturity. The Company recorded a debt discount of $30,000 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

On September 30, 2016, the Company entered into Amendment No. 1 to Royalty note #1 in order to remove a security interest in the Company’s assets to secure repayment of the original note and amend the royalty provisions of the original note to be $1 for each Device on the road beginning in the 25th month after the date of the original note. In connection with this amendment, the Company issued 425,000 shares of restricted common stock. Pursuant to ASC 470 this amendment is a deemed extinguishment of the debt and the resulting revised debt is set up as a new note. In connection therewith, the Company recorded a loss on extinguishment of $116,541 during the year ended December 31, 2016.

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

Royalty note #4:

On November 4, 2016, the Company agreed to fund an initial portion of the Phase 2 loan as described in “Royalty note #3” above. In connection with this funding the common stock ownership percentage of Doheny Group was increased to 9.95%. As also described in “Royalty note #3” above Doheny has anti-dilution privileges to maintain 9.95% of common stock ownership at no additional cost until both Royalty note #3 and Royalty note #4 are paid in full. As of March 31, 2017 the Company has drawn $325,000 out of the maximum allowance of $350,400 in connection with Royalty note #4.

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

(Unaudited)

Note 9 – Derivative Financial Instruments

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

The Company has a $7,500 and a $50,000 convertible note with variable conversion pricing outstanding at March 31, 2017. The following inputs were used in within the Black Sholes Model to determine the initial relative fair value: Expected Term – .85 and 1.11 years, Expected Dividend Rate – 0%, Volatility – 312%, Risk Free Interest Rate - 0.55%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of March 31, 2017 and December 31, 2016.

Balance December 31, 2016	$73,556
Change in fair market value of derivative	(16,028)
Balance March 31, 2017 (unaudited)	$57,528

Note 10 – Accrued Royalties Payable

In connection with the Royalty Notes number 1-4 as discussed in Note 8 above the Company has estimated the royalties to be paid out in perpetuity. These estimates were performed at the inception for the notes to reflect the associated debt discount. Payments on such royalty notes became due in October 2016 upon the Company hitting certain sales milestones as set forth in the royalty agreements.

Note 11 – Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 20,000,000 preferred shares of $0.001 par value.

Series A Preferred Stock

The Company has been authorized to issue 1,000,000 shares of Series A Preferred Stock. The Series A shares have the following preferences: no dividend rights; no liquidation preference over the Company’s common stock; no conversion rights; no redemption rights; no call rights by the Company; each share of Series A Preferred stock will have one hundred (100) votes on all matters validly brought to the Company’s common stockholders.

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of March 31, 2017 the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the three months ended March 31, 2017, the Company issued 27,180 shares of $0.001 par value common stock for services with a value of $13,913. The Company also issued 195,400 shares, valued at $85,720, to a related party in connection with obtaining debt financing. Additionally, the Company issued and sold 1,898,076 shares of its common stock to several investors for an aggregate purchase price of $247,374. The total number of shares issued or issuable as of March 31, 2017 was 22,014,754.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

Note 12 – Warrants

The following table reflects warrant activity as during the three months ended March 31, 2017 and 2016:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2015	110,000	$0.72
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2016	110,000	$0.72

Outstanding as of December 31, 2016	160,000	$0.53
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2017	160,000	$0.53

Note 13 – Income (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, ”Earnings per Share”. Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Preferred shares	-	-
Convertible notes	166,295	131,069
Warrants	160,000	110,000
Options	-	-
Total anti-dilutive weighted average shares	326,295	241,069

If all dilutive securities had been exercised at March 31, 2017 the total number of common shares outstanding would be as follows:

March 31, 2017
Common Shares	22,014,754
Preferred Shares	-
Convertible notes	166,295
Warrants	160,000
Options	-
Total potential shares	22,341,049

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

Note 14 – Commitments and Contingencies

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

(Unaudited)

Note 15 – Subsequent Events

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

Subsequent to March 31, 2017, and through the date of this filing, the Company has issued a total of 187,842 common shares for an aggregate cash purchase price of $60,345. In connection with these sales of common shares the Company has also issued warrants for 171,426 common shares.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2016, we generated total revenues of $359,765, compared to $30,569 in the year ending December 31, 2015. From July 2, 2013 (inception) to December 31, 2016, we experienced a net loss and accumulated deficit of $1,531,330 and total liabilities of $727,812 including $97,749 in notes payable to our president, Laurence Wainer. For the three months ended March 31, 2017, we had total revenues of $164,054 and a net loss of $859,401.

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

Since receiving our NHSTA Certification we have submitted applications to a number of states to be considered as a state-certified breath alcohol ignition interlock manufacturer and provider for all Ignition Interlock Mandated DUI/DWI offenders throughout each state. The process to get the device approved varies greatly state-to-state. As of March 31, 2017, the BDI-747/1 was approved for use in eleven states, namely California, Colorado, Oregon, Texas, Arizona, Kentucky, Oklahoma, Tennessee, Pennsylvania, New York, and Kansas. Our plan for the remainder of 2017 is to build our infrastructure in the states where we have approval to ensure we can service all areas of those states, as well as to gain approval in an additional 3-5 states.

In states where the BDI-747/1 is approved as a BAIID, we rent the BDI-747/1 devices to offenders, typically for twelve months, but the time could differ on a case-by-case basis depending on the sentence received by the offender. In some states we market, lease, install and support the devices directly and in other states we sell distributorships to authorized distributors allowing them to lease, install, service, remove and support the BDI-747/1 devices. Currently, we lease the devices directly in eight states and areas – California, Oregon, Colorado, Oklahoma, Tennessee, New York, Kansas and parts of Texas - and license the device to distributors in four different areas – two counties in Texas and in the states of Arizona, Kentucky and Pennsylvania.

In states where we rent the devices directly to consumers, we typically charge between $159-$198 in upfront fees for the user (which covers two months of the lease payment), and then between $59-$99/month for the other ten months of the lease for the typical one year lease. The payments cover the installation of the device in the consumer’s vehicle, the rental of the device, recalibration of the device as required by each state (typically every 30 to 60 days) and the monitoring services for the device, which are then reported to the state in accordance with each state’s requirements. In states and areas where we do not have a direct presence, which we only have in Los Angeles, California, we contract with independent service centers, such as car alarm installation companies or other auto services companies, to perform the installations of our BDI-747/1 device, which centers must be approved by the states in which the perform the installations. Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees is close to 100%. The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

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

As of March 31, 2017, we had approximately 1,701 units on the road, with approximately 281 devices being rented directly from us and approximately 1,420 devices rented through our distributors. As of May 15, 2017, we had approximately 2,191 units on the road, with approximately 615 devices being rented directly from us and approximately 1,576 devices rented through our distributors. We plan to increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

Our website is www.blowanddrive.com.

Results of Operations for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary of Results of Operations

	Three Months Ended March 31,
		2017	2016
Revenue:	$		$-

Monitoring revenue		75,320	39,479
Distributorship revenue		88,734	-
Total revenues		164,054	39,479

Cost of revenue:

Monitoring cost of revenue		7,982	6,555
Distributorship cost of revenue		4,239	-
Total cost of revenue		12,221	6,555

Gross profit		151,833	32,924

Operating expenses:

Payroll		70,314	33,729
Professional fees		41,131	24,636
General and administrative expenses		716,092	83,557
Depreciation		55,416	10,255
Total operating expenses		882,953	152,177

Loss from operations		(731,120)	(119,253)

Other income (expense):

Interest expense		(144,309)	(27,418)
Change in fair value of derivative liability		16,028	(34,734)
Total other income (expense)		(128,281)	(62,152)

Net income (loss)		$(859,401)	$(181,405)

Operating Loss; Net Income (Loss)

Our net loss increased by $677,996, from ($181,405) to ($859,401), from the three months ended March 31, 2016 compared to March 31, 2017. Our operating loss increased by $611,867, from ($119,253) to ($731,120) for the same periods. The increase in our net loss for the three months ended March 31, 2017, compared to the prior year period, is primarily a result of a significant increase in our general and administrative expenses, as well as increases in our payroll, professional fees and depreciation, partially offset by an increase in our gross profit of $118,909 for the period. These changes are detailed below.

Revenue

During the three months ended March 31, 2017 we had $164,054 in revenues, with $75,320 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $88,734 coming from revenues paid to us from our distributors, compared to $39,479 and $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2017 was $12,221, compared to $6,555 for the three months ended March 31, 2016. Our cost of revenue for the three months ended March 31, 2017 was attributed as $7,982 to monitoring cost of revenue and $4,239 to distributorship cost of revenue. For the three months ended March 31, 2016, our cost of revenue was completely related to our monthly monitoring services we provide to our customers.

Payroll

Our payroll increased by $36,585, from $33,729 to $70,314, from the three months ended March 31, 2016 compared to March 31, 2017. This increase was largely related to hiring additional personnel as we put more units on the road. We expect our payroll in future quarterly periods will be approximately $50,000 to $55,000 per quarter until we are able to expand our operations. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our professional fees were $41,131 for the three months ended March 31, 2017 and $24,636 for the three months ended March 31, 2016. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased significantly for the periods presented, from $83,557 for the three months ended March 31, 2016 to $716,092 for the three months ended March 31, 2017. This significant increase was related to stock-based compensation and other accrued expenses. In quarters that we do not have similar one-time transactions we expect our general and administrative expenses to be around $125,000 to $150,000 per quarter for the foreseeable future.

Depreciation

We had depreciation of $55,416 for the three months ended March 31, 2017, compared to $10,255 for the same period one year ago. Our depreciation and amortization expenses in 2016 were primarily related to the depreciation of the BDI-747/1 device.

Interest Expense

Interest expense increased by $116,891 from $27,418 for the three months ended March 31, 2016 to $144,309 for the three months ended March 31, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended March 31, 2017, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago.

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2017, we had a change in fair value of derivative liability of $16,028 compared to ($34,734) for the same period in 2016. The change in fair value of derivative liability in the three months ended March 31, 2017, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Liquidity and Capital Resources for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Introduction

During the three months ended March 31, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of March 31, 2017 was $139,033 and our cash used in operations is approximately $13,000 per month. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2017 and as of December 31, 2016, respectively, are as follows:

	March 31, 2017	December 31, 2016	Change

Cash	$139,033	$116,309	$22,724
Total Current Assets	242,248	180,561	61,687
Total Assets	1,038,006	793,161	244,845
Total Current Liabilities	756,869	531,006	225,863
Total Liabilities	$1,135,051	$727,812	$407,239

Our current assets increased as of March 31, 2017 as compared to December 31, 2016, due to us having more cash on hand and higher accounts receivable, net as of March 31, 2017. The increase in our total assets between the two periods was also related to the increase in our cash on hand, accounts receivable, net, as well as an increase in furniture and equipment as of March 31, 2017.

Our current liabilities increased by $225,863, as of March 31, 2017 as compared to December 31, 2016. This decrease was primarily due to increases in our accrued expenses and accrued interest, offset by slight decreases in our accounts payable, derivative liability, and royalty notes payable, net of debt discount.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $39,310 for the three months ended March 31, 2017, as compared to $50,712 for the three months ended March 31, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($859,401), adjusted primarily by change in fair value of derivative liability of ($16,028), shares issued for services of $363,914, amortization of debt discount of $92,676, and depreciation of $55,416, as well as changes in, accrued expenses of $280,678, accounts receivable, net of ($37,165), prepaid expenses of ($1,798), deposits of $56,850, deferred revenue of ($673), accounts payable of ($4,065), income taxes payable of $1,600, accrued royalties payable of $1,916, and accrued interest of $26,770. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($181,405), adjusted primarily by change in fair value of derivative liability of $34,734, shares issued for services of $34,000, amortization of debt discount of $20,083, and depreciation and amortization of $10,255, as well as changes in, accrued expenses of ($4,867), deferred revenue of $35,251, accounts payable of $20,922, accounts receivable, net of ($6,545), prepaid expenses of ($16,747), and accrued interest of $3,607.

Investments

We had cash used in investing activities in the three months ended March 31, 2017 of $295,424, compared to $80,000 for March 31, 2016. For both periods the cash used in investing activities related to purchases of furniture and equipment.

Financing

Our net cash provided by financing activities for the three months ended March 31, 2017 was $357,458, compared to $123,068 for the three months ended March 31, 2016. For the three months ended March 31, 2017, our net cash from financing activities consisted of proceeds from notes payable of $195,400 and proceeds from issuance of common stock of $247,374, partially offset by repayments of notes payable of ($85,316). For the three months ended March 31, 2016, our net cash from financing activities consisted of proceeds from notes payable of $160,899, partially offset by repayments of notes payable of ($37,831).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2017, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of March 31, 2017 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of March 31, 2017, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2016:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we issued the following unregistered securities:

During the quarter ended March 31, 2017, we issued an aggregate of 1,898,076 shares of our common stock to nine non-affiliated investors in exchange for $247,185. These shares were issued pursuant to stock purchase agreements and were issued with a standard restrictive legend. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

On March 7, 2017, we entered into an Debt Conversion and Series A Preferred Stock Purchase Agreement (the “SPA”) with Laurence Wainer, one of our officers and directors, under which we agreed to create a new series of non-convertible preferred stock entitled “Series A Preferred Stock,” with One Million (1,000,000) shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to the Company’s common stockholders; and Mr. Wainer agreed to acquire 1,000,000 shares of our Series A Preferred Stock, once created, in exchange for Mr. Wainer forgiving $25,537 in accrued salary we owed to him as of December 31, 2016. When issued, the issuance will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact Wainer is one of our officers and directors, is a sophisticated investor and familiar with our operations. On May 19th, 2017, we entered into an amendment No. 1 to the SPA under which we agreed to accept $45,000 in extinguished debt owed to Mr. Wainer as the purchase price for the Series A Preferred shares rather than the $25,527 in accrued salary.

On January 23, 2017, we issued 27,180 shares of our common stock to a non-affiliate for marketing services rendered. These shares were valued at $13,913. These shares were issued with a standard restrictive legend. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchaser is a sophisticated investor, known to our management and familiar with our operations.

As of March 31, 2017, we were obligated to issue 195,400 shares of our common stock in connection with obtaining debt financing, but have not yet issued the shares. These shares are valued at $85,720. These shares will be issued with a standard restrictive legend. The issuance will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchaser is a sophisticated investor, known to our management and familiar with our operations.

As of March 31, 2017, we were obligated to issue an aggregate of 604,401 shares of our common stock to Doheny Group, LLC and to Gnosiis International, LLC, pursuant to the anti-dilution rights they have under separate agreements with us, but not yet issued the shares. These shares will be issued with a standard restrictive legend. The issuances will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchasers are sophisticated investors, known to our management and familiar with our operations.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

On May 10, 2017, Abraham Summers informed our Chief Executive Officer that he would no longer be performing his job responsibilities as our Chief Financial Officer. On May 18, 2017, our Board of Directors appointed Laurence Wainer, our current Chief Executive Officer, to the position of Interim Chief Financial Officer (our Principal Accounting Officer). Mr. Wainer will serve in this capacity until a replacement Chief Financial Officer can be hired.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated March 31, 2017

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated March 31, 2017

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated March 31, 2017

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated March 31, 2017

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on May 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: May 22, 2017		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer

37