Form 10-Q
period 2017-06-30
Blow & Drive Interlock Corp
filed 2017-08-21
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2017, there were 22,770,628 shares of common stock, $0.0001 par value, issued and outstanding.

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

The consolidated balance sheets as of June 30, 2017 (unaudited) and December 31, 2016, the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, the consolidated statement of stockholders equity (deficit) for the six months ended June 30, 2017, and the consolidated statements of cash flows for the six months ending June 30, 2017 and 2016, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

Blow & Drive

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$58,448	$116,309
Accounts receivable, net	66,561	51,241
Prepaid expenses	3,000	2,361
Inventories	10,650	10,650
Total Current Assets	138,659	180,561
Other Assets
Deposits	52,404	256,254
Furniture and equipment, net	873,449	356,346
Total Assets	$1,064,512	$793,161
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$80,253	$28,250
Accrued expenses	105,301	68,795
Accrued interest	39,350	10,110
Income taxes payable	7,300	5,700
Deferred revenue	155,524	106,331
Derivative liability	56,064	73,556
Notes payable, net of debt discount of $36,638 and $15,018 at June 30, 2017 and December 31, 2016, respectively	114,902	125,351
Notes payable - related party	-	49,396
Convertible notes payable, net of debt discount of $9,394 and $23,724 at June 30, 2017 and December 31, 2016, respectively	48,106	33,775
Royalty notes payable, net of debt discount of $48,608 and $87,036 at June 30, 2017 and December 31, 2016, respectively	1,376	29,742
Total Current Liabilities	608,176	531,006
Long term liabilities
Notes payable, net of debt discount of $51,583 and $32,292 at June 30, 2017 and December 31, 2016, respectively	168,377	17,708
Notes payable - related party	-	48,353
Royalty notes payable, net of debt discount of $398,348 and $574,294 at June 30, 2017 and December 31, 2016, respectively	118,652	8,778
Accrued royalties payable	122,982	121,967
Total Liabilities	1,018,187	727,812

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 0 shares issued or issuable and outstanding at June 30, 2017 and December 31, 2016, respectively	1,000	-
Common stock, par value $0.0001, 100,000,000 shares authorized 22,474,052 and 19,575,605 shares issued or issuable and outstanding as of June 30, 2017 and December 31, 2016, respectively	2,247	1,958
Additional paid-in capital	2,459,174	1,594,721
Accumulated deficit	(2,416,096)	(1,531,330)
Total Stockholders’ Equity (Deficit)	46,325	65,349
Total Liabilities and Stockholders’ Equity	$1,064,512	$793,161

The accompanying notes are an integral part of the financial statements.

Blow & Drive

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Monitoring revenues	$204,738	$95,176	$280,058	$134,655
Distributorship revenues	106,719	-	195,453	-
Total revenues	311,457	95,176	475,511	134,655

Monitoring cost of revenue	46,085	11,163	54,067	17,718
Distributorship cost of revenues	2,500	-	6,739	-
Total cost of revenues	48,585	11,163	60,806	17,718
Gross Profit	262,872	84,013	414,705	116,937
Operating expenses:
Payroll	98,462	31,518	168,776	65,247
Professional fees	35,771	36,985	76,902	61,621
General and administrative expenses	(388,747)	142,402	327,345	225,959
Depreciation	88,726	6,675	144,142	16,930
Total operating expenses	(165,788)	217,580	717,165	369,757

Income (loss) from operations	428,660	(133,567)	(302,460)	(252,820)

Other income (expense):
Interest expense	(150,489)	(42,507)	(294,798)	(69,925)
Change in fair value of derivative liability	1,464	15,122	17,492	(19,612)
Loss on extinguishment of debt	(305,000)	(19,612)	(305,000)	(19,612)
Total other income (expense)	(454,025)	(27,385)	(582,306)	(89,537)

Net Income (loss)	$(25,365)	$(160,952)	$(884,766)	$(342,357)

Basic and dilutive loss per common share	$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	22,260,585	15,407,687	21,525,449	15,407,687

The accompanying notes are an integral part of the financial statements.

Blow & Drive

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock -				Additional		Total Stockholders’
	Series A		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2016	-	$-	19,575,605	$1,958	$1,594,721	$(1,531,330)	$65,349
Shares issued for services	-	-	27,180	3	13,910	-	13,913
Shares issued related to debt	1,000,000	1,000	195,400	19	434,700	-	435,719
Shares issued for cash	-	-	2,311,218	231	415,879	-	416,110
Shares issued related to anti-dilution	-	-	364,649	36	(36)	-	-
Net loss	-	-	-	-	-	(884,766)	(884,766)
Balance June 30, 2017 (unaudited)	1,000,000	$1,000	22,474,052	$2,247	$2,459,174	$(2,416,096)	$46,325

The accompanying notes are an integral part of the financial statements.

Blow & Drive

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(884,766)	$(342,357)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation	144,142	16,930
Shares issued for services	13,913	117,362
Loss on extinguishment of debt	305,000	-
Amortization of debt discount	186,477	54,005
Change in fair value of derivative liability	(17,492)	19,612
Changes in operating assets and liabilities
Accounts receivable, net	(15,320)	(29,484)
Prepaid expenses	(639)	2,087
Deposits	53,850	(14,600)
Accounts payable	52,003	23,456
Accrued expenses	37,944	(2,662)
Accrued interest	29,240	(240)
Income taxes payable	1,600	-
Deferred revenue	49,193	38,999
Accrued royalties payable	1,015	-
Net cash provided by (used in) operating activities	(43,840)	(116,892)

Cash flows from investing activities:
Purchases of furniture and equipment	(661,245)	(138,932)
Deposits on units	150,000	-
Net cash used in investing activities	(511,245)	(138,932)

Cash flows from financing activities:
Proceeds from notes payable	195,400	209,099
Repayments of notes payable	(114,286)	(78,761)
Proceeds from issuance of common stock	416,110	157,500
Net cash provided by financing activities	497,224	287,838

Net increase (decrease) in cash	(57,861)	32,014
Cash, beginning of period	116,309	9,103
Cash, end of period	$58,448	$41,117

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$79,371	$15,351
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$13,913	$117,362
Establishment of debt discount for accrued royalties payable	$-	$120,000
Preferred stock issued for debt reduction and services	$350,000	$-

The accompanying notes are an integral part of the financial statements.

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

The Company licenses the rights to third party distributors to promote the BDI-747/1 and provide services related to the device. The distributorships are for specific geographical areas (either entire states or certain counties within states). The Company currently has entered into six distributorship agreements. Under the distribution agreements the Company typically receives a onetime fee, and then is entitled to receive a per unit registration fee and a per unit monthly fee for each BDI-747/1 unit the distributor has in inventory or on the road beginning thirty (30) days after the distributor receives the unit.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2017, the Company had an accumulated deficit of $2,416,096. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of June 30, 2017 and December 31, 2016 is adequate, but actual write-offs could exceed the recorded allowance.

Inventories

Inventories are valued at the first-in first-out method and at June 30, 2017 and December 31, 2016 consists of spare parts for the BDI 747 monitoring units.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurments Using:
	Level 1	Level 2	Level 3
Balance December 31, 2016	$-	$73,556	$-
Valuation of preferred shares issuance	-	-	350,000
Change in fair value of derivative liability	-	(17,492)	-
Balance June 30, 2017 (unaudited)	$-	$56,064	$350,000

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

For non-employee stock-based compensation, the Company applies FASB ASC Topic 505 Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Concentrations

All of the Company’s ignition interlock devices are purchased from one supplier in China. The loss of this supplier could have a material impact on the Company’s ability to timely obtain additional units.

The Company has multiple distributors as of June 30, 2017, and is actively engaging more in new markets. However, for the three and six months ended June 30, 2017, one distributor, licensed in four states, makes up approximately 90% percent of all revenues from distributors, and 67% of accounts receivable at June 30, 2017. The loss of this distributer would have a material impact on the Company’s revenues

Income Taxes

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Notes to the Consolidated Financial Statements

Note 3 – Segment Reporting

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at June 30, 2017 and December 31, 2016.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross profit (a):
Monitoring	$158,653	$84,013	$225,991	$116,937
Distributorships	104,219	-	188,714	-
Gross Profit	262,872	84,013	414,705	116,937

Identifiable segment operating expenses (b):
Monitoring	51,580	6,356	57,412	15,557
Distributorships	37,560	-	86,090	-
	89,140	6,356	143,502	15,557
Identifiable segment operating income (c):
Monitoring	107,073	77,657	168,579	101,380
Distributorships	66,659	-	102,624	-
	173,732	77,657	271,203	101,380
Reconcilliation of identifiable segment income to corporate income (d):
Payroll	98,462	31,518	168,776	65,247
Professional fees	35,771	36,985	76,902	61,621
General and administrative expenses	(388,747)	142,402	327,345	225,959
Depreciation	(414)	319	640	1,373
Interest expense	150,489	42,507	294,798	69,925
Change in fair value of derivative liability	(1,464)	(15,122)	(17,492)	19,612
Loss on extinguishment of debt	305,000	-	305,000	-

Income (loss) before provision for income taxes	(25,365)	(160,952)	(884,766)	(342,357)

Provision for income taxes	-	-	-	-
Net Income (loss)	$(25,365)	$(160,952)	$(884,766)	$(342,357)

Total net property, plant, and equipment assets
Monitoring			348,792	164,445
Distributorships			523,018	-
Corporate			1,639	2,919
			873,449	167,364

(a)	Segment gross profit includes segment net sales less segment cost of sales
(b)	Identifiable segment operating expenses consists of identifiable depreciation expense
(c)	Identifiable segment operating income consists of segment gross profit, less identifiable operating expense
(d)	General corporate expense consists of all other non-identifiable expenses

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 4 – Furniture and Equipment

Furniture and equipment consist of the following:

	June 30, 2017	December 31, 2016
Monitoring Units	$1,081,143	$419,898
Furniture, Fixtures, and Equipment	4,798	4,798
Total Assets	1,085,941	424,696
Less: accumulated depreciation	(212,492)	(68,350)
Furniture and Equipment, net	873,449	356,346

Depreciation expense for the three and six months ended June 30, 2017 and 2016 were $88,725 and $144,142, and $6,676 and $16,930, respectively.

Note 5 – Deposits

Deposits consist of the following:

	June 30, 2017	December 31, 2016
Deposit for BDI-747 units	$50,000	$250,000
Other	2,404	6,254
Total	$52,404	$256,254

Note 6 – Accrued Expenses

Accrued Expense consist of the following:

	June 30, 2017	December 31, 2016
Accrued expenses	$5,233	$3,503
Accrued wages	32,371	32,700
Accrued payroll taxes	67,697	32,592
Total	$105,301	$68,795

Note 7 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of June 30, 2017 and December 31, 2016 deferred revenue consist of the following:

	June 30, 2017	December 31, 2016
Monitoring deferred revenues	$150,524	$103,831
Distributership deferred revenues	5,000	2,500
Total	$155,524	$106,331

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 8 – Notes Payable

Notes payable consist of the following:

	June 30, 2017		December 31, 2016
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible notes
Convertible note #1	7,500	117	7,500	31
Debt Discount	(444)	-	(3,104)	-
Convertible note #2	50,000	2,033	50,000	1,617
Debt Discount	(8,950)	-	(20,620)	-
Subtotal convertible notes net	48,106	2,150	33,776	1,648
Promissory notes
Promissory note #1	-	-	990	-
Promissory note #2	-	-	13,278	-
Debt Discount	-	-	(3,510)	-
Promissory note #3	50,000	750	50,000	-
Debt Discount	(19,792)	-	(32,292)	-
Promissory note #4	10,000	1,600	10,000	400
Debt Discount	(2,692)	-	(7,308)	-
Promissory note #5	36,100	1,504	36,100	3,581
Promissory note #6	5,040	-	5,040	106
Debt Discount	(1,680)	-	(4,200)	-
Promissory note #7	24,960	2,629	24,960	-
Promissory note #8	50,000	2,083	50,000	-
Promissory note #9	50,400	1,050	-	-
Debt Discount	(12,474)	-	-	-
Promissory note #10	70,000	2,917	-	-
Debt Discount	(24,500)	-	-	-
Promissory note #11	75,000	3,125	-	-
Debt Discount	(27,083)	-	-	-
Subtotal promissory notes	283,279	15,658	143,058	4,087
Royalty notes
Royalty note #1	25,731	-	46,876	-
Debt Discount	(25,209)	-	(45,903)	-
Royalty note #2	24,253	-	48,938	-
Debt Discount	(23,399)	-	(41,133)	-
Royalty note #3	192,000	8,000	192,000	-
Debt Discount	(144,000)	-	(176,000)	-
Royalty note #4	325,000	13,542	325,000	4,375
Debt Discount	(254,348)	-	(311,258)	-
Subtotal royalty notes	120,028	21,542	38,520	4,375
Related party promissory note
Related party promissory note	-	-	97,749	-
Total	451,413	39,350	313,103	10,110
Current portion	164,387	39,350	238,264	10,110
Long-term portion	$287,029	$-	$74,839	$-

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

Promissory note #1:

On December 18, 2015, the Company entered into a borrowing facility with a third party. The initial note value was for a principal balance of $10,200. The Company is allowed to draw limited additional funds at any time. During 2016 the Company drew an additional $13,100 in connection with this borrowing facility. The interest due is dependent on a cost schedule that is tied to the date of repayment of the principle. This borrowing facility was paid back in January 2017.

Promissory note #2:

On January 29, 2016, the Company entered into a note payable agreement with a third party. The note was for a principal balance of $44,850 in exchange for $29,505 in cash. The initial borrowing was paid back in August 2016. Subsequent to this initial repayment, the Company borrowed an additional $28,600 in September of 2016. The subsequent borrowing was paid back in April 2017.

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

Promissory note #5:

On September 30, 2016, the Company provided an agreement to a third party to obtain a $36,100 promissory note in exchange for $36,100 in cash. The promissory note has a maturity date of October 1, 2017 and bears interest at 25% per annum. The note requires interest only payments of $752 per month and a balloon payment of $36,100 for principle upon maturity.

Promissory note #6:

On November 1, 2016, the Company provided an agreement to a third party to obtain a $5,040 promissory note in exchange for $5,040 in cash. The promissory note has a maturity date of November 1, 2017 and bears interest at 25% per annum. The note requires interest only payments of $105 per month. In connection with the issuance of the note payable, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.10 per share. The warrant has an exercise period of four years from the date of issuance. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrant using the following inputs: Expected Term – 4 years, Expected Dividend Rate – 0%, Volatility – 329%, Risk Free Interest Rate -1.56%. The Company recorded a discount of $5,040, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

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

Royalty note #1:

On January 20, 2016, the company entered into a non-interest bearing note payable and royalty agreement with a third party. Under the note, the Company borrowed $65,000 and began to repay the principal amount at a rate of approximately $937 per month with escalations to approximately $3,531 per month as of February 2017 until the note is paid in full. In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity. In connection with this note, the Company recorded a debt discount of $65,000 relating to the future royalty payments, to be amortized over the life of the note.

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

Royalty note #2:

On March 29, 2016, the company consummated a non-interest bearing note payable and royalty agreement with a relative of the CEO with terms almost identical to the note referenced above. Under the note, the Company borrowed $55,000 and began to repay the principal amount at a rate of approximately $937 per month with escalations to approximately $3,531 per month as of April 2017 until the note is paid in full. In addition, starting in February 2018, the Company will pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity. In connection with this note, the Company recorded a debt discount of $55,000 relating to the future royalty payments, to be amortized over the life of the note.

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

The Phase 1 Loan was funded in the amount of $192,000 by Doheny on September 30, 2016, upon which the Company forwarded the funds to its supplier on or about October 5, 2016, in order to acquire parts and supplies to manufacture 600 Devices. Both the Phase 1 Loan and the Phase 2 Loan mature three years from the date of funding, and are at an interest rate of 25% per annum. The note requires interest only payments of $4,000 per month. The Company can prepay the Phase 1 Loan and the Phase 2 Loan (if applicable) at any time without penalty. In exchange for Doheny funding the Phase 1 Loan, the Company issued Doheny a promissory note for $192,000 and also issued Doheny shares of common stock equal to 4.99% of the then-outstanding common stock, pursuant to the terms of a stock purchase agreement. As a result, on or about October 7, 2016, the Company issued Doheny 845,913 shares of common stock. In addition, upon funding of any portion of the Phase 2 loan (Royalty Note #4 below) then the Company is obligated to issue Doheny that number of additional shares of common stock that equals 5% of the then-outstanding common stock. Until the Company repays the Phase 1 Loan and the Phase 2 Loan, as applicable, Doheny has anti-dilution rights for the percentage of stock Doheny owns in the event the Company issues additional shares of common stock during that period. The Company also entered into a Royalty Agreement with Doheny, under which Doheny was granted perpetual royalty rights on all Devices when the Company has 500 or more Devices in service whether leased to end users or distributors. The royalty amounts vary between $1 and $2 per Device depending on a variety of factors. The Company recorded a debt discount of $192,000 related to the relative fair value of the issued shares associated with the Phase 1 note to be amortized over the life of the note.

Royalty note #4:

On November 4, 2016, the Company agreed to fund an initial portion of the Phase 2 loan as described in “Royalty note #3” above. In connection with this funding the common stock ownership percentage of Doheny Group was increased to 9.95%. As also described in “Royalty note #3” above Doheny has anti-dilution privileges to maintain 9.95% of common stock ownership at no additional cost until both Royalty note #3 and Royalty note #4 are paid in full. As of June 30, 2017 the Company has drawn $325,000 out of the maximum allowance of $350,400 in connection with Royalty note #4.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Related party promissory note

On February 16, 2014, the Company entered into a note payable agreement with Laurence Wainer, the director, President and sole officer of the Company. The note was for a principal balance of $160,000 and bears interest at 7.75% per annum. Principal and interest payments are due in 60 equal monthly installments beginning in March 2014 of $3,205. The Company and Laurence Wainer entered into an additional agreement effective April 2014 suspending loan repayments until January 2015. As of January 2015, the payments have resumed. On March 31, 2017 the Company entered into an agreement with Mr. Wainer to issue to him 1,000,000 Series A Preferred Shares in exchange $25,537 in accrued salary. On May 19, 2017, the Company amended the March 31, 2017 agreement to forgive $45,000 in debt owed by Company to Mr. Wainer instead of the forgiveness of $25,537 in accrued salary. The Company paid back the remaining amounts due under this note in June 2017.

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

The Company has a $7,500 and a $50,000 convertible note with variable conversion pricing outstanding at June 30, 2017. The following inputs were used in within the Black Sholes Model to determine the initial relative fair value: Expected Term – .85 and 1.11 years, Expected Dividend Rate – 0%, Volatility – 312%, Risk Free Interest Rate - 0.55%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of June 30, 2017 and December 31, 2016.

Balance December 31, 2016	$73,556
Change in fair market value of derivative	17,492
Balance June 30, 2017 (unaudited)	$56,064

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of June 30, 2017 the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the six months ended June 30, 2017, the Company issued 27,180 shares of $0.001 par value common stock for services with a value of $13,910. The Company also issued 195,400 shares, valued at $85,720, to a related party in connection with obtaining debt financing. Additionally, the Company issued and sold 2,311,218 shares of its common stock to several investors for an aggregate purchase price of $360,879. In addition the Company issued 364,649 common shares in accordance with the anti-dilution provisions of Royalty notes #3 and #4 (see Note 8). The total number of shares issued or issuable as of June 30, 2017 was 22,474,052.

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Note 12 – Warrants

The Company also sold warrants to purchase 750,000 common shares for an aggregate purchase price of $55,000.

The following table reflects warrant activity:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding and exercisable as of December 31, 2014	-	$-	$-	$-
Granted	110,000	0.72	2.27	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2015	110,000	$0.72	$2.10	-
Granted	50,000	0.10	4.00
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2016	160,000	$0.53	$1.97	5,250
Granted	1,944,426	0.21	4.00	195,700
Exercised	-	-	-
Forfeited, cancelled, expired	-	-	-
Outstanding as of June 30, 2017	2,104,426	$0.23	$3.15	200,950

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Preferred shares	-	-	-
Convertible notes	409,159	19,038	409,159	19,751
Warrants	2,104,426	110,000	2,104,426	110,000
Options	-	-	-	-
Total anti-dilutive weighted average shares	2,513,585	129,038	2,513,585	129,751

If all dilutive securities had been exercised at June 30, 2017 the total number of common shares outstanding would be as follows:

June 30, 2017
Common Shares	22,474,052
Preferred Shares	-
Convertible notes	409,159
Warrants	2,104,426
Options	-
Total potential shares	24,987,637

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

Subsequent to June 30, 2017, and through the date of this filing, the Company has issued a total of 296,576 common shares for an aggregate cash purchase price of $51,500.21. In connection with these sales of common shares the Company has also issued warrants for 547,338 common shares.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2016, we generated total revenues of $359,765, compared to $30,569 in the year ending December 31, 2015. From July 2, 2013 (inception) to December 31, 2016, we experienced a net loss and accumulated deficit of $1,531,330 and total liabilities of $727,812 including $97,749 in notes payable to our president, Laurence Wainer. For the three months ended June 30, 2017, we had total revenues of $311,457 and a net loss of $25,365.

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

Since receiving our NHSTA Certification we have submitted applications to a number of states to be considered as a state-certified breath alcohol ignition interlock manufacturer and provider for all Ignition Interlock Mandated DUI/DWI offenders throughout each state. The process to get the device approved varies greatly state-to-state. As of June 30, 2017, the BDI-747/1 was approved for use in eleven states, namely California, Colorado, Oregon, Texas, Arizona, Kentucky, Oklahoma, Tennessee, Pennsylvania, New York, and Kansas. Our plan for the remainder of 2017 is to build our infrastructure in the states where we have approval to ensure we can service all areas of those states, as well as to gain approval in an additional 3-5 states.

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

In states where we rent the devices directly to consumers, we typically charge between $159-$198 in upfront fees for the user (which covers two months of the lease payment), and then between $59-$99/month for the remainder of the lease, which differs depending on the state and the individual consumer. After the upfront payments the leases and payments are month-to-month. The payments cover the installation of the device in the consumer’s vehicle, the rental of the device, recalibration of the device as required by each state (typically every 30 to 60 days) and the monitoring services for the device, which are then reported to the state in accordance with each state’s requirements. In states and areas where we do not have a direct presence, which we only have in Los Angeles, California, we contract with independent service centers, such as car alarm installation companies or other auto services companies, to perform the installations of our BDI-747/1 device, which centers must be approved by the states in which the perform the installations. Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees is close to 100%. The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

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

As of June 30, 2017, we had approximately 2,500 units on the road, with approximately 1,000 devices being rented directly from us and approximately 1,500 devices rented through our distributors. As of August 15, 2017, we had approximately 2,700 units on the road, with approximately 1,325 devices being rented directly from us and approximately 1,375 devices rented through our distributors. We plan to refine our manufacturing processes and increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

Our website is www.blowanddrive.com.

Results of Operations for Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary of Results of Operations

	Three Months Ended June 30,
	2017		2016
Revenue:	$		$-

Monitoring revenue		204,738	95,176
Distributorship revenue		106,719	-
Total revenues		311,457	95,176

Cost of revenue:

Monitoring cost of revenue		46,085	11,163
Distributorship cost of revenue		2,500	-
Total cost of revenue		48,585	11,163

Gross profit		262,872	84,013

Operating expenses:

Payroll		98,462	31,518
Professional fees		35,771	36,985
General and administrative expenses		(388,747)	142,402
Depreciation		88,726	6,675
Total operating expenses		(165,788)	(217,580)

Income (loss) from operations		428,660	(133,567)

Other income (expense):

Interest expense		(150,780)	(42,507)
Change in fair value of derivative liability		1,464	15,122
Loss on extinguishment of debt		(305,000)	(19,612)
Total other income (expense)		(454,025)	(27,385)

Net income (loss)		$(25,365)	$(160,952)

Operating Loss; Net Income (Loss)

Our net loss decreased by $135,587, from ($160,952) to ($25,365), from the three months ended June 30, 2016 compared to June 30, 2017. Our operating income (loss) increased by $562,227, from ($133,567) to $428,660 for the same periods. The decrease in our net loss for the three months ended June 30, 2017, compared to the prior year period, is primarily a result of a significant decrease in our general and administrative expenses and an increase in our gross profit of $178,859 for the period, offset by increases in our payroll and depreciation. These changes are detailed below.

Revenue

During the three months ended June 30, 2017 we had $311,457 in revenues, with $204,738 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $106,719 coming from revenues received from our distributors, compared to $95,176 and $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2017 was $48,585, compared to $11,163 for the three months ended June 30, 2016. Our cost of revenue for the three months ended June 30, 2017 was attributed as $46,085 to monitoring cost of revenue and $2,500 to distributorship cost of revenue. For the three months ended June 30, 2016, our cost of revenue was completely related to our monthly monitoring services we provide to our customers.

Payroll

Our payroll increased by $66,944, from $31,518 to $98,462, from the three months ended June 30, 2016 compared to June 30, 2017. This increase was largely related to hiring additional personnel as we put more units on the road. We expect our payroll in future quarterly periods will be approximately $50,000 to $55,000 per quarter until we are able to expand our operations. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Our professional fees were $35,771 for the three months ended June 30, 2017 and $36,985 for the three months ended June 30, 2016. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased significantly for the periods presented, from $142,402 for the three months ended June 30, 2016 to ($388,747) for the three months ended June 30, 2017. This significant decrease was related to the fact we paid a settlement of $50,000 to an ex-employee and removed the higher amount we had accrued for that employee, and we amended our preferred stock purchase agreement with Mr. Laurence Wainer such that his payment for the shares was full satisfaction of approximately $45,000 of debt owed to him rather than $25,500 of accrued salary, which was the original payment. In quarters that we do not have similar one-time transactions we expect our general and administrative expenses to be around $125,000 to $150,000 per quarter for the foreseeable future.

Depreciation

We had depreciation of $88,726 for the three months ended June 30, 2017, compared to $6,675 for the same period one year ago. Our depreciation and amortization expenses in 2016 were primarily related to the depreciation of the BDI-747/1 device. We anticipate our depreciation expense will continue to increase as we manufacture more devices.

Interest Expense

Interest expense increased by $108,273 from $42,507 for the three months ended June 30, 2016 to $150,780 for the three months ended June 30, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended June 30, 2017, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago, primarily related to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2017, we had a change in fair value of derivative liability of $1,464 compared to $15,122 for the same period in 2016. The change in fair value of derivative liability in the three months ended June 30, 2017, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the three months ended June 30, 2017, we had loss on extinguishment of ($305,000) compared to ($19,612) for the same period in 2016. The loss on extinguishment of debt in the three months ended June 30, 2017, relates to debt we retired through the issuance of preferred stock to Laurence Wainer.

Results of Operations for Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary of Results of Operations

	Six Months Ended June 30,
	2017		2016
Revenue:	$		$-

Monitoring revenue		280,058	134,655
Distributorship revenue		195,453	-
Total revenues		475,511	134,655

Cost of revenue:

Monitoring cost of revenue		54,067	17,718
Distributorship cost of revenue		6,739	-
Total cost of revenue		60,806	17,718

Gross profit		414,705	116,937

Operating expenses:

Payroll		168,776	65,247
Professional fees		76,902	61,621
General and administrative expenses		327,345	225,959
Depreciation		144,142	16,930
Total operating expenses		717,165	369,757

Loss from operations		(302,560)	(252,820)

Other income (expense):

Interest expense		(295,089)	(69,925)
Change in fair value of derivative liability		17,492	(19,612)
Loss on extinguishment of debt		(305,000)	(19,612)
Total other income (expense)		(277,597)	(89,537)

Net income (loss)		$(884,766)	$(342,357)

Operating Loss; Net Income (Loss)

Our net loss increased by $542,409, from ($342,357) to ($884,766), from the six months ended June 30, 2016 compared to June 30, 2017. Our operating loss increased by $49,740, from ($252,820) to ($302,560) for the same periods. The increase in our net loss for the six months ended June 30, 2017, compared to the prior year period, is primarily a result of a increase in our general and administrative expenses, as well as increases in our payroll, professional fees and depreciation, partially offset by an increase in our gross profit of $297,768 for the period. These changes are detailed below.

Revenue

During the six months ended June 30, 2017 we had $475,511 in revenues, with $280,058 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $195,453 coming from revenues paid to us from our distributors, compared to $134,655 and $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2017 was $60,806, compared to $17,718 for the six months ended June 30, 2016. Our cost of revenue for the six months ended June 30, 2017 was attributed as $54,067 to monitoring cost of revenue and $6,739 to distributorship cost of revenue. For the six months ended June 30, 2016, our cost of revenue was completely related to our monthly monitoring services we provide to our customers.

Payroll

Our payroll increased by $103,529, from $65,247 to $168,776, from the six months ended June 30, 2016 compared to June 30, 2017. This increase was largely related to hiring additional personnel as we put more units on the road. We expect our payroll in future quarterly periods will be approximately $50,000 to $55,000 per quarter until we are able to expand our operations. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees increased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Our professional fees were $76,902 for the six months ended June 30, 2017 and $61,621 for the six months ended June 30, 2016. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased for the periods presented, from $225,959 for the six months ended June 30, 2016 to $327,345 for the six months ended June 30, 2017. This increase would have been larger except for we paid a settlement of $50,000 to an ex-employee and removed the higher amount we had accrued for that employee, and we amended our preferred stock purchase agreement with Mr. Laurence Wainer such that his payment for the shares was full satisfaction of approximately $45,000 of debt owed to him rather than $25,500 of accrued salary, which was the original payment. In quarters that we do not have similar one-time transactions we expect our general and administrative expenses to be around $125,000 to $150,000 per quarter for the foreseeable future.

Depreciation

We had depreciation of $144,142 for the six months ended June 30, 2017, compared to $16,930 for the same period one year ago. Our depreciation and amortization expenses in 2016 were primarily related to the depreciation of the BDI-747/1 device. We anticipate our depreciation expense will continue to increase as we manufacture more devices.

Interest Expense

Interest expense increased by $225,164 from $69,925 for the six months ended June 30, 2016 to $295,089 for the six months ended June 30, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended June 30, 2017, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago, primarily related to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the six months ended June 30, 2017, we had a change in fair value of derivative liability of $17,492 compared to ($19,612) for the same period in 2016. The change in fair value of derivative liability in the six months ended June 30, 2017, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the six months ended June 30, 2017, we had loss on extinguishment of ($305,000) compared to ($19,612) for the same period in 2016. The loss on extinguishment of debt in the six months ended June 30, 2017, relates to debt we retired through the issuance of preferred stock to Laurence Wainer.

Liquidity and Capital Resources for Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Introduction

During the six months ended June 30, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of June 30, 2017 was $58,448 and our cash used in operations is approximately $13,000 per month. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2017 and as of December 31, 2016, respectively, are as follows:

	June 30, 2017	December 31, 2016	Change

Cash	$58,448	$116,309	$57,861
Total Current Assets	138,659	180,561	(41,902)
Total Assets	1,064,512	793,161	271,351
Total Current Liabilities	608,176	531,006	77,170
Total Liabilities	$1,018,187	$727,812	$290,375

Our current assets decreased as of June 30, 2017 as compared to December 31, 2016, primarily due to us having less cash on hand, offset slightly by higher accounts receivable, net as of June 30, 2017. The increase in our total assets between the two periods was primarily related to the increase accounts receivable, net, as well as an increase in furniture and equipment as of June 30, 2017.

Our current liabilities increased by $77,170, as of June 30, 2017 as compared to December 31, 2016. This decrease was primarily due to increases in our accrued expenses and accrued interest, offset by slight decreases in our accounts payable, derivative liability, and royalty notes payable, net of debt discount.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $43,480 for the six months ended June 30, 2017, as compared to ($116,892) for the six months ended June 30, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($884,766), adjusted primarily by change in fair value of derivative liability of ($17,492), shares issued for services of $13,913, amortization of debt discount of $186,477, and depreciation of $144,142, as well as changes in, accrued expenses of $37,944, accounts receivable, net of ($15,320), prepaid expenses of ($639), deposits of $53,850, deferred revenue of $49,193, accounts payable of $52,003, income taxes payable of $1,600, accrued royalties payable of $1,015, and accrued interest of $29,240. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($342,357), adjusted primarily by change in fair value of derivative liability of $19,612, shares issued for services of $117,362, amortization of debt discount of $54,005, and depreciation and amortization of $16,930, as well as changes in, accrued expenses of ($2,662), deferred revenue of $38,999, deposits of ($14,600), accounts payable of $23,456, and accounts receivable of ($29,484).

Investments

We had cash used in investing activities in the six months ended June 30, 2017 of $511,245, compared to $138,932 for June 30, 2016. For the period ended June 30, 2017, the cash used in investing activities related to purchases of furniture and equipment of ($661,245) partially offset by deposits on units of $150,000. For the period ended June 30, 2016, the cash used in investing activities related to purchases of furniture and equipment.

Financing

Our net cash provided by financing activities for the six months ended June 30, 2017 was $497,224, compared to $287,838 for the six months ended June 30, 2016. For the six months ended June 30, 2017, our net cash from financing activities consisted of proceeds from notes payable of $195,400 and proceeds from issuance of common stock of $416,110, partially offset by repayments of notes payable of ($114,286). For the six months ended June 30, 2016, our net cash from financing activities consisted of proceeds from notes payable of $209,099 and proceeds from issuance of common stock of $157,500, partially offset by repayments of notes payable of ($78,761).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2017, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of June 30, 2017 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of June 30, 2017, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2016:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we issued the following unregistered securities:

During the quarter ended June 30, 2017, we issued an aggregate of 450,500 shares of our common stock to five non-affiliated investors in exchange for $102,825. These shares were issued pursuant to stock purchase agreements and were issued with a standard restrictive legend. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

During the three months ended June 30, 2017, we issued a warrant to purchase 750,000 shares of our common stock to a non-affiliated investor in exchange for $55,000. The warrant is exercisable at $0.10 per share and expires on June 19, 2021. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor is a sophisticated investor, known to our management and familiar with our operations.

During the three months ended June 30, 2017, we issued two warrants to purchase an aggregate of 261,000 shares of our common stock to two non-affiliated investors as part of the investors purchase of our common stock.. The warrant is exercisable at $0.23 per share and expire four years after date of issuance. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor is a sophisticated investor, known to our management and familiar with our operations.

During the three months ended June 30, 2017, we issued an aggregate of 799,801 shares of our common stock to Doheny Group, LLC and to Gnosiis International, LLC, pursuant to the anti-dilution rights they have under separate agreements with us. These shares will be issued with a standard restrictive legend. The issuances will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchasers are sophisticated investors, known to our management and familiar with our operations. Pursuant to a Termination of Services Agreement we entered into with Mr. Abraham Summers and Gnosiis International, LLC, an entity controlled by Mr. Summers on June 19, 2017, Gnosiis International no longer has anti-dilution rights for future stock issuances.

As of June 30, 2017, we were obligated to issue an aggregate of 45,050 shares of our common stock to Doheny Group, LLC, pursuant to the anti-dilution rights they have under separate agreements with us, but have not yet issued the shares. These shares will be issued with a standard restrictive legend. The issuances will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchasers are sophisticated investors, known to our management and familiar with our operations.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Series A Preferred Stock

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

Abraham Summers

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

On June 19, 2017, we entered into a Termination of Services Agreement with Mr. Summers and Gnosiis International, LLC, an entity controlled by Mr. Summers. Under the terms of the agreement: (i) we agreed with Mr. Summers that his Employment Agreement dated November 15, 2016, his employment with us, and Gnosiis’ independent contractor relationship with us, were all terminated effective May 10, 2017, (ii) we agreed to pay Mr. Summers $50,000 and issue him 294,321 shares of our common stock, restricted in accordance with Rule 144, (iii) Mr. Summers relinquished any rights he had to serve on our Board of Directors, (iv) Mr. Summers and Gnosiis agreed to relinquish any anti-dilution rights that would entitle Mr. Summers or Gnosiis additional shares of our common stock, including under the Employment Agreement or otherwise, (v) we agreed to reimburse Mr. Summers $5,000 for his attorney’s fees related to the agreement, and (vi) we entered into a mutual general release with Mr. Summers and Gnosiis with all parties releasing any and all claims they may have against another party, whether those claims are currently known or not.

Doheny Group Transaction

As previously reported, on September 30, 2016, we entered into an Loan and Security Agreement (the “LSA”) with Doheny Group, LLC, a Delaware limited liability company (“Doheny”), under which Doheny agreed to loan us up to $542,400 in two phases, to be used by us to acquire additional parts and supplies to allow us to manufacture our proprietary breath alcohol ignition interlock devices (the “Devices”). At that time we also entered into a Royalty Agreement with Doheny, under which we granted Doheny perpetual royalty rights on all Devices that we receive money from customers or distributors after we have 500 Devices leased to end users or distributors. The royalty amounts vary between $1 and $2 per Device depending on a variety of factors.

On June 3, 2017, we entered into Amendment No. 1s to the LSA and the Royalty Agreement with Doheny, under we amended the LSA and the Royalty Agreement to change the royalty amounts from variable amount between $1 and $2 per Device per month, to a flat royalty rate of $1.30 per Unit per month without regard as to whether the Device is a retail Device or a Wholesale Device with such rate being paid on all Devices that we collect money from the client for that month.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated June 30, 2017

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated June 30, 2017

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated June 30, 2017

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated June 30, 2017

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20*	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21*	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22*	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

(12)	Incorporated by reference from our Current Report on Form 10-Q filed with the Commission on July 3, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: August 21, 2017	By:	/s/ Laurence Wainer
Laurence Wainer
Chief Executive Officer

