Form 10-Q/A
period 2017-06-30
Blow & Drive Interlock Corp
filed 2017-08-31
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55053

Blow & Drive Interlock Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-3590850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5503 Cahuenga Blvd, #203
Los Angeles, CA	91601
(Address of principal executive offices)	(Zip Code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2017, there were 22,770,628shares of common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2017 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on August 21, 2017 (the “Original Filing Date”), solely to correct an inaccuracy on the cover page of the Form 10-Q. On our original Form 10-Q, we mistakenly checked the “No” box on the cover page of the filing where it indicates whether a company has submitted electronically and posted on its corporate website every Interactive Data File (its XBRL files) required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Since we have submitted electronically and posted on our corporate website all of our Interactive Data Files for the past 12 months the answer to this questions should have been “Yes.” With this Amendment we are changing the answer to this question from “No” to “Yes”.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-Q.

2

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated June 30, 2017

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated June 30, 2017

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated June 30, 2017

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated June 30, 2017

3

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

4

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

(12)	Incorporated by reference from our Current Report on Form 10-Q filed with the Commission on July 3, 2017.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: August 31, 2017	By:	/s/ Laurence Wainer
Laurence Wainer
Chief Executive Officer

6