Form 10-Q
period 2017-09-30
Blow & Drive Interlock Corp
filed 2018-02-09
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55053

Blow & Drive Interlock Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3590850 (I.R.S. Employer Identification No.)
5503 Cahuenga Blvd, #203 Los Angeles, CA (Address of principal executive offices)	91601 (Zip Code)

(877) 238-4492

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ].

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2018, there were 25,201,266 shares of common stock, $0.0001 par value, issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Report on Form 10-K filed on April 7, 2017, as updated through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 and this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

1

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of September 30, 2017 (unaudited) and December 31, 2016, the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, the consolidated statement of stockholders equity (deficit) for the nine months ended September 30, 2017, and the consolidated statements of cash flows for the nine months ending September 30, 2017 and 2016, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$84,370	$116,309
Accounts receivable, net of allowance for doubtful accounts of $5,412 and $0 at September 30, 2017 and December 31, 2016, respectively	39,069	51,241
Prepaid expenses	1,569	2,361
Inventory	10,650	10,650
Total current assets	135,658	180,561

Property and equipment, net	925,728	356,346
Deposits	5,131	256,254

Total assets	$1,066,517	$793,161

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$102,791	$28,250
Accrued expenses	235,398	68,795
Accrued royalty payable	145,317	-
Accrued interest	41,078	10,110
Income taxes payable	5,929	5,700
Deferred revenue	91,057	106,331
Derivative liability	62,537	73,556
Notes payable, net of debt discount of $22,431 and $15,018 at September 30, 2017 and December 31, 2016, respectively	154,069	125,351
Notes payable – related party	-	49,396
Convertible notes payable, net of debt discount of $3,115 and $23,724 at September 30, 2017 and December 31, 2016, respectively	54,385	33,775
Royalty notes payable, net of debt discount of $29,393 and $574,294 at September 30, 2017 and December 31, 2016, respectively	892	29,742
Total current liabilities	893,453	531,006

Notes payable, net of debt discount of $46,750 and $32,292 at September 30, 2017 and December 31, 2016, respectively	148,250	17,708
Notes payable – related party	-	48,353
Royalty notes payable, net of debt discount of $353,894 and $574,294 at September 30, 2017 and December 31, 2016, respectively	163,106	8,778
Accrued royalty payable	1,786	121,967

Total Liabilities	1,206,595	727,812

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 0 shares issued or issuable and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,000	–
Common stock, par value $0.0001, 100,000,000 shares authorized, 24,057,961 and 19,575,605 shares issued or issuable and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,406	1,958
Additional paid-in capital	2,696,281	1,594,721
Accumulated (deficit)	(2,839,765)	(1,531,330)
Total stockholders’ equity (deficit)	(140,078)	65,349

Total liabilities and stockholders’ equity (deficit)	$1,066,517	$793,161

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Monitoring revenues	$394,139	$65,533	$674,197	$200,188
Distributorship revenues	42,276	78,225	237,729	78,225
Total revenues	436,415	143,758	911,926	278,413

Monitoring cost of revenue	57,817	8,899	111,884	26,617
Distributorship cost of revenue	1,000	-	7,739	-
Total cost of revenue	58,817	8,899	119,623	26,617
Gross profit	377,598	134,859	792,303	251,796

Operating Expenses
Payroll	272,900	32,391	457,288	103,666
Professional fees	16,603	4,266	93,505	65,887
General and administrative	269,039	114,217	579,172	332,547
Depreciation	90,512	16,041	234,654	32,971
Total operating expenses	649,054	166,914	1,364,619	535,071

Loss from Operations	(271,456)	(32,055)	(572,316)	(283,275)

Other Income (Expense)
Interest expense, net	(145,740)	(41,789)	(440,538)	(111,714)
Change in fair value of derivative liability	(6,474)	16,814	11,018	(2,798)
Gain (loss) on extinguishment of debt	-	(116,541)	(305,000)	(116,541)
Total other income (expenses)	(152,214)	(141,516)	(734,520)	(231,053)
Loss before provision for income taxes	(423,670)	(173,571)	(1,306,836)	(514,328)

Provision for income taxes	-	-	1,600	1,600
Net loss	$(423,670)	$(173,571)	$(1,308,436)	$(515,928)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.01)	$(0.06)	$(0.03)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,856,861	16,333,870	21,922,340	15,646,423

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance December 31, 2016	-	$-	19,575,605	$1,958	$1,594,720	$(1,531,329)	$65,349
Shares issued for services			27,180	3	13,910		13,913
Warrants issued for services					278		278
Shares issued related to debt	1,000,000	1,000	195,400	19	434,700		435,719
Shares issued for cash			3,736,894	374	652,725		653,099
Shares issued related to anti-dilution			522,882	52	(52)		0
Net loss						(1,308,436)	(1,308,436)
Balance September 30, 2017 (unaudited)	1,000,000	$1,000	24,057,961	$2,406	$2,696,281	$(2,839,765)	$(140,078)

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,308,436)	$(515,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	234,654	32,971
Loss on fixed assets disposals	12,989	-
Shares issued for services	14,188	166,883
Allowance for doubtful accounts	5,412	-
Loss on extinguishments of debt	305,000	116,541
Amortization of debt discount	275,465	89,109
Change in fair value of derivative liability	(11,019)	2,798
Changes in operating assets and liabilities:
Accounts receivable	6,760	(47,898)
Prepaid expenses	792	(327)
Deposits	1,123	(12,000)
Accounts payable	74,541	10,767
Accrued expenses	193,409	(8,397)
Accrued interest	30,968	1,452
Deferred revenue	(15,274)	(18,121)
Net cash used in operating activities	(179,428)	(182,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(817,026)	(176,433)
Deposits on units	250,000
Net cash used in investing activities	(567,026)	(176,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of notes payable	195,400	471,199
Principal payments of notes payable	(14,268)	(66,259)
Principal payments of royalty notes payable	(65,529)	(13,749)
Principal payments of related party note payable	(54,187)	(19,340)
Proceeds from issuance of common stock	653,099	172,500
Net cash provided by financing activities	714,515	544,351

NET INCREASE (DECREASE) IN CASH	(31,939)	185,768

CASH – beginning of period	116,309	9,103

CASH – end of period	$84,370	$194,871

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$134,105	$21,288
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

7

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2017	2016

Common stock and warrants issued for services	$14,188	$166,883
Establishment of debt discount for accrued royalties payable	$-	$120,000
Preferred stock issued for debt reduction and services	$350,000	$-

The accompanying notes are an integral part of these financial statements.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

Note 1 - Organization and Nature of Business

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company makes, markets and rents alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. The Company has approval for its device in the following states: California, Colorado, Kansas, New York, Tennessee, Arizona, Oregon, Kentucky, Oklahoma, Pennsylvania, and Texas.

In 2015, The Company formed BDI Manufacturing, Inc., an Arizona corporation, which is a 100% wholly owned subsidiary of Blow & Drive Interlock Corporation.

The Company makes, markets, installs and monitors a breath alcohol ignition interlock device (BAIID) called the BDI-747/1, which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2017, the Company had an accumulated deficit of $2,839,765. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to raise funds through the sale of its equity securities or issuance of notes payable to obtain additional operating capital. The Company is dependent upon its ability to, and will continue to attempt to, secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of September 30, 2017 and December 31, 2016 is adequate, but actual write-offs could exceed the recorded allowance.

Inventories

Inventories are valued at the first-in first-out method and at September 30, 2017 and December 31, 2016 consists of spare parts for the BDI 747 monitoring units.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Balance December 31, 2016	$-	$73,556	$-
Change in fair value of derivative liability	-	(11,019)	-
Balance September 30, 2017 (unaudited)	$-	$62,537	$-

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

Concentrations

All of the parts for the Company’s ignition interlock devices are purchased from one supplier in China. The loss of this supplier could have a material impact on the Company’s ability to timely obtain additional units.

The Company has multiple distributors as of September 30, 2017, and is actively engaging more in new markets. However, for the three and nine months ended September 30, 2017, one distributor, licensed in four states, makes up approximately 100% and 91% percent of all revenues from distributors, respectively, and 100% of accounts receivable at September 30, 2017. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated January 21, 2018 that memorialized a September 30, 2017 oral agreement, the Company and its largest distributor cancelled their distributorship agreement dated September 5, 2015. See Note 15 below.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as defined.

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

Recently Issued Accounting Pronouncements

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition, Revenue from Contracts with Customers, Leases. The ASU adds SEC paragraphs to the new revenue and leases sections of the Accounting Standards Codification (ASC or Codification) on the announcement the SEC Observer made at the 20 July 2017 EITF meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share; Distinguishing Liabilities from Equity; Derivatives and Hedging; Accounting for Certain Financial Instruments with Down Round Features; Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. An entity will no longer have to consider “down round” features (i.e., a provision in an equity-linked financial instrument or an embedded feature that reduces the exercise price if the entity sells stock for a lower price or issues an equity-linked instrument with a lower exercise price) when determining whether certain equity-linked financial instruments or embedded features are indexed to its own stock. An entity that presents earnings per share (EPS) under ASC 260 will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The new guidance will require new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. The ASU also replaces today’s indefinite deferral of the guidance in ASC 480-10 for certain mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests with a scope exception. This change does not require any transition guidance because it does not have an accounting effect. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The effect of the adoption of the standard will depend on the nature and amount of any future transactions.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows; Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned insurance policies; distribution received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within fiscal periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers. The new standard clarifies the implementation guidance on principal versus agent considerations in Topic 606, Revenue from Contracts with Customers. Topic 606 addresses that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When an entity is a principal (that is, if it controls the specific good or service before that good or service is transferred to a customer) and satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specific good or service transferred to the customer. When an entity is an agent and satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specific good or service to be provided by the other party. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-2, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adopting this guidance.

Note 3 – Segment Reporting

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at September 30, 2017 and December 31, 2016.

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

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Segment gross profit (a)
Monitoring	$336,322	$56,634	$562,313	$173,571
Distributorships	41,276	78,225	229,990	78,225
Gross profit	377,598	134,859	792,303	251,796

Identifiable segment operating expenses (b)
Monitoring	86,543	5,911	143,955	21,468
Distributorships	3,552	9,810	89,642	9,810
	90,095	15,721	233,597	31,278

Identifiable segment operating income (c)
Monitoring	249,779	50,723	418,358	152,103
Distributorships	37,724	68,415	140,348	68,415
	287,503	119,138	558,706	220,518

Reconciliation of identifiable segment income to corporate income (d)
Payroll	288,512	32,391	457,288	103,666
Professional fees	16,603	4,266	93,505	65,887
General and administrative expenses	253,427	114,216	579,172	332,547
Depreciation	417	320	1,057	1,693
Interest expense	145,740	41,790	440,538	111,715
Change in fair value of derivative liability	6,474	(16,814)	(11,018)	2,798
Loss on extinguishment of debt	-	116,541	305,000	116,541
Loss before provision for income taxes	(423,670)	(173,572)	(1,306,836)	(514,329)

Provision for income taxes	-	-	1,600	1,600
Net loss	$(423,670)	$(173,572)	$(1,308,436)	$(515,929)

Total net property, plant, and equipment assets
Monitoring			$562,542	$127,815
Distributorships			350,298	58,410
Corporate			12,889	2,599
			$925,729	$188,824

(a)	Segment gross profit includes segment net sales less segment cost of sales
(b)	Identifiable segment operating expenses consists of identifiable depreciation expense
(c)	Identifiable segment operating income consists of segment gross profit less identifiable operating expense
(d)	General corporate expense consists of all other non-identifiable expenses

Note 4 – Furniture and Equipment

Furniture and equipment consist of the following:

	September 30, 2017	December 31, 2016
Monitoring Units	$1,198,057	$419,898
Furniture, Fixtures, and Equipment	4,798	4,798
Software	11,667	-
Total Assets	1,214,522	424,696
Less: Accumulated Depreciation	(288,794)	(68,350)
Furniture and Equipment, net	$925,728	$356,346

Depreciation expense for the three and nine months ended September 30, 2017 and 2016 were $90,512 and $16,041, and $234,654 and $32,971, respectively. $27,200 in monitoring units and $14,211 in related accumulated depreciation were disposed of in the three months ended September 30, 2017.

Note 5 – Deposits

Deposits consist of the following:

	September 30, 2017	December 31, 2016
Deposit for BDI-747 units	$-	$250,000
Other	5,131	6,254
Total	$5,131	$256,254

Note 6 – Accrued Expenses

Accrued Expenses consist of the following:

	September 30, 2017	December 31, 2016
Accrued payroll and payroll taxes	$218,975	$65,292
Miscellaneous	16,423	3,503
Total	$235,398	$68,795

Note 7 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of September 30, 2017 and December 31, 2016, deferred revenue consist of the following:

	September 30, 2017	December 31, 2016
Monitoring deferred revenues	$91,057	$103,831
Distributorship deferred revenues	-	2,500
Total	$91,057	$106,331

Note 8 – Notes Payable

Notes payable consist of the following:

	September 30, 3017		December 31, 2016
	Principal	Accrued interest	Principal	Accrued interest
Convertible notes
Convertible note #1	$7,500	$208	$7,500	$31
Debt discount	-	-	(3,104)	-
Convertible note #2	50,000	2,034	50,000	1,617
Debt discount	(3,115)	-	(20,620)	-
Subtotal convertible notes net	54,385	2,242	33,776	1,648

Promissory notes
Promissory note #1	-	-	990	-
Promissory note #2	-	-	13,278	-
Debt discount	-	-	(3,510)	-
Promissory note #3	50,000	1,500	50,000	-
Debt discount	(13,542)	-	(32,292)	-
Promissory note #4	10,000	2,200	10,000	400
Debt discount	(384)	-	(7,308)	-
Promissory note #5	36,100	1,504	36,100	3,581
Promissory note #6	5,040	-	5,040	106
Debt discount	(420)	-	(4,200)	-
Promissory note #7	24,960	2,629	24,960	-
Promissory note #8	50,000	2,083	50,000	-
Promissory note #9	50,400	1,050	-	-
Debt discount	(8,085)	-	-	-
Promissory note #10	70,000	2,917	-	-
Debt discount	(22,166)	-	-	-
Promissory note #11	75,000	3,411	-	-
Debt discount	(24,583)	-	-	-
Subtotal promissory notes net	302,320	17,294	143,058	4,087

Royalty notes
Royalty note #1	15,107	-	46,876	-
Debt discount	(14,549)	-	(45,903)	-
Royalty note #2	15,178	-	48,938	-
Debt discount	(14,844)	-	(41,133)	-
Royalty note #3	192,000	8,000	192,000	-
Debt discount	(128,000)	-	(176,000)	-
Royalty note #4	325,000	13,542	325,000	4,375
Debt discount	(225,894)	-	(311,258)	-
Subtotal royalty notes net	163,997	21,542	38,520	4,375

Related party promissory note
Related party promissory note	-	-	97,749	-
Total notes	$520,702	$41,078	$313,103	$10,110

Current portion	$209,346	$41,078	$238,264	$10,110
Long-term portion	$311,356	-	$74,839	$-

Convertible note #1:

On August 7, 2015, the Company entered into an agreement with a third party non-affiliate and issued a 7.5% interest bearing convertible debenture for $15,000 due on August 7, 2017, with conversion features commencing after 180 days following the date of the note. Payments of interest only were due monthly beginning September 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date. In connection with this Convertible note payable, the Company recorded a $5,770 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 9). On May 6, 2016 the note holder elected to convert $7,500 in principal into 30,000 shares of common stock. The note is currently in default.

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

Convertible note #2

On November 24, 2015, the Company entered into an agreement with an existing non-affiliated shareholder, and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. Payments of interest only are due monthly beginning December 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company). In connection with this Convertible Note Payable, the Company recorded a $32,897 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of September 30, 2017, this note has not been converted.

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

Promissory note #3:

On March 30, 2016, the Company entered into a borrowing agreement with a third party. The note was for a principal balance of $50,000 and included 50,000 restricted common shares. The promissory note has a maturity date of June 30, 2018, and bears interest at 18% per annum. The purchaser did not sign the agreement nor deliver the proper consideration prior to March 31, 2016. The exchange of the $50,000 in cash consideration by the purchaser and the issuance of the 50,000 restricted common shares by the Company was made in conjunction with delivery of the signed purchase agreement and promissory note on April 5, 2016. The Company recorded a debt discount of $50,000 related to the relative fair value of the issued shares associated with the note to be amortized over the life of the note.

Promissory note #4:

On September 23, 2016, the Company provided an agreement to a third party to obtain a $10,000 promissory note in exchange for 100,000 restricted common shares and $10,000 in cash. The promissory note had a maturity date of October 31, 2017 and bears interest at 24% per annum. On October 31, 2017, the note was amended to extend the maturity date to October 31, 2018. There are no other changes to the note. The Company recorded a debt discount of $10,000 related to the relative fair value of the issued shares associated with the note to be amortized over the life of the note.

Promissory note #5:

On September 30, 2016, the Company provided an agreement to a third party to obtain a $36,100 promissory note in exchange for $36,100 in cash. The promissory note had a maturity date of October 1, 2017 and bears interest at 25% per annum. The note required interest only payments of $752 per month and a balloon payment of $36,100 for principle upon maturity. The note, along with promissory notes #7, #8, #9, #10, and #11(collectively “The Notes” and all to the same note holder), were amended November 1, 2017 and principal payments on The Notes is to be in sixty monthly payments of $15,000 principal and $10,000 monthly fee to commence December 1, 2018.

Promissory note #6:

On November 1, 2016, the Company provided an agreement to a third party to obtain a $5,040 promissory note in exchange for $5,040 in cash. The promissory note had a maturity date of November 1, 2017 and bears interest at 25% per annum. On November 1, 2017, the note was amended to extend the maturity date to November 1, 2018. There are no other changes to the note. The note requires interest only payments of $105 per month. In connection with the issuance of the note payable, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.10 per share. The warrant has an exercise period of four years from the date of issuance. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrant using the following inputs: Expected Term – 4 years, Expected Dividend Rate – 0%, Volatility – 329%, Risk Free Interest Rate -1.56%. The Company recorded a discount of $5,040, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

Promissory note #7:

On November 1, 2016, the Company provided an agreement to a third party to obtain a $24,960 promissory note in exchange for $24,960 in cash. The promissory note had a maturity date of November 1, 2017 and bears interest at 25% per annum. The note required total payments of $520 per month and a balloon payment of $24,960 for principle upon maturity. The note, along with promissory notes #5, #8, #9, #10, and #11(collectively “The Notes” and all to the same note holder), were amended November 1, 2017 and principal payments on The Notes is to be in sixty monthly payments of $15,000 principal and $10,000 monthly fee to commence December 1, 2018.

Promissory note #8:

On November 1, 2016, the Company provided an agreement to a third party to obtain a $50,000 promissory note in exchange for $50,000 in cash. The promissory note had a maturity date of November 1, 2019 and bears interest at 25% per annum. The note required total payments of $1,042 per month and a balloon payment of $50,000 for principle upon maturity. The note, along with promissory notes #5, #7, #9, #10, and #11(collectively “The Notes” and all to the same note holder), were amended November 1, 2017 and principal payments on The Notes is to be in sixty monthly payments of $15,000 principal and $10,000 monthly fee to commence December 1, 2018.

Promissory note #9:

On January 15, 2017, the Company provided an agreement to a third party to obtain a $50,400 promissory note in exchange for $50,400 in cash. The promissory note had a maturity date of January 15, 2018 and bears interest at 25% per annum. The note required total payments of $1,042 per month and a balloon payment of $50,000 for principle upon maturity. The Company recorded a debt discount of $27,720 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note. The note, along with promissory notes #5, #7, #8, #10, and #11 (collectively “The Notes” and all to the same note holder), were amended November 1, 2017 and principal payments on The Notes is to be in sixty monthly payments of $15,000 principal and $10,000 monthly fee to commence December 1, 2018.

Promissory note #10:

On February 27, 2017, the Company provided an agreement to a third party to obtain a $70,000 promissory note in exchange for $70,000 in cash. The promissory note had a maturity date of February 27, 2020 and bears interest at 25% per annum. The note required total payments of $1,458 per month and a balloon payment of $70,000 for principle upon maturity. The Company recorded a debt discount of $28,000 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note. The note, along with promissory notes #5, #7, #8, #9, and #11 (collectively “The Notes” and all to the same note holder), were amended November 1, 2017 and principal payments on The Notes is to be in sixty monthly payments of $15,000 principal and $10,000 monthly fee to commence December 1, 2018.

Promissory note #11:

On March 16, 2017, the Company provided an agreement to a third party to obtain a $75,000 promissory note in exchange for $75,000 in cash. The promissory note had a maturity date of March 16, 2020 and bears interest at 25% per annum. The note required total payments of $1,563 per month and a balloon payment of $75,000 for principle upon maturity. The Company recorded a debt discount of $30,000 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note. The note, along with promissory notes #5, #7, #8, #9, and #11 (collectively “The Notes” and all to the same note holder), were amended November 1, 2017 and principal payments on The Notes is to be in sixty monthly payments of $15,000 principal and $10,000 monthly fee to commence December 1, 2018.

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

The Phase 1 Loan was funded in the amount of $192,000 by Doheny on September 30, 2016, upon which the Company forwarded the funds to its supplier on or about October 5, 2016, in order to acquire parts and supplies to manufacture 600 Devices. Both the Phase 1 Loan and the Phase 2 Loan mature three years from the date of funding, and are at an interest rate of 25% per annum. The note requires interest only payments of $4,000 per month. The Company can prepay the Phase 1 Loan and the Phase 2 Loan (if applicable) at any time without penalty. In exchange for Doheny funding the Phase 1 Loan, the Company issued Doheny a promissory note for $192,000 and also issued Doheny shares of common stock equal to 4.99% of the then-outstanding common stock, pursuant to the terms of a stock purchase agreement. As a result, on or about October 7, 2016, the Company issued Doheny 845,913 shares of common stock. In addition, upon funding of any portion of the Phase 2 loan (Royalty Note #4 below) then the Company is obligated to issue Doheny that number of additional shares of common stock that equals 5% of the then-outstanding common stock. Until the Company repays the Phase 1 Loan and the Phase 2 Loan, as applicable, Doheny has anti-dilution rights for the percentage of stock Doheny owns in the event the Company issues additional shares of common stock during that period. The Company also entered into a Royalty Agreement with Doheny, under which Doheny was granted perpetual royalty rights on all Devices when the Company has 500 or more Devices in service whether rented to end users or distributors. The royalty amounts vary between $1 and $2 per Device depending on a variety of factors. The Company recorded a debt discount of $192,000 related to the relative fair value of the issued shares associated with the Phase 1 note to be amortized over the life of the note.

On August 3, 2017, the Company entered into an amendment (“Amendment No. 1 to Royalty Agreement”) with Doheny Group, LLC. The amendment amends the calculation of royalty amounts to a monthly calculation of $1.30 per unit (whether retail or wholesale unit) on the total number of units each month in perpetuity. The amendment also amends the payment of royalties to commence from and after the effective date of the amendment on all units at customers, beginning with the first unit.

Royalty note #4:

On November 4, 2016, the Company agreed to fund an initial portion of the Phase 2 loan as described in “Royalty note #3” above. In connection with this funding the common stock ownership percentage of Doheny Group was increased to 9.95%. As also described in “Royalty note #3” above Doheny has anti-dilution privileges to maintain 9.95% of common stock ownership at no additional cost until both Royalty note #3 and Royalty note #4 are paid in full. As of September 30, 2017, the Company has drawn $325,000 out of the maximum allowance of $350,400 in connection with Royalty note #4.

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

The Company has a $7,500 and a $50,000 convertible note with variable conversion pricing outstanding at September 30, 2017. The following inputs were used within the Black Sholes Model to determine the initial relative fair value: Expected Term – .85 and 1.11 years, Expected Dividend Rate – 0%, Volatility – 312%, Risk Free Interest Rate - 0.55%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of September 30, 2017 and December 31, 2016.

Balance December 31, 2016	$73,556
Change in fair market value of derivatives	(11,019)
Balance September 30, 2017 (unaudited)	$62,537

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of September 30, 2017, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the nine months ended September 30, 2017, the Company issued 27,180 shares of $0.001 par value common stock for services with a value of $13,913. The Company also issued 195,400 shares, valued at $85,720, to a related party in connection with obtaining debt financing. Additionally, the Company issued and sold 3,737,154 shares of its common stock to several investors for an aggregate purchase price of $653,098. In addition, the Company issued 447,914 common shares in accordance with the anti-dilution provisions of Royalty notes #3 and #4 (see Note 8). The total number of shares issued or issuable as of September 30, 2017 was 24,057,961.

Note 12 – Warrants

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $.35.

The Company issued 1,000 warrants for services rendered. The warrants have expiration dates of four years from the date of grant and an exercise price of $1.00. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrant using the following inputs: Expected Term – 4 years, Expected Dividend Rate – 0%, Volatility – 286%, Risk Free Interest Rate -1.54%.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable as of December 31, 2014	-	$-	$-	$-
Granted	110,000	0.72	2.27	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2015	110,000	$0.72	$2.10	-
Granted	50,000	0.10	4.00
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2016	160,000	$0.53	$1.97	5,250
Granted	4,977,298	0.46	4.00	407,614
Exercised	-	-	-
Forfeited, cancelled, expired	-	-	-
Outstanding as of Septemner 30, 2017	5,137,298	$0.46	$3.38	412,864

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Preferred shares	-	-	-
Convertible notes	375,082	194,008	375,082	205,737
Warrants	5,137,298	110,000	5,137,298	110,000
Options	-	-	-	-
Total anti-dilutive weighted average shares	5,512,380	304,008	5,512,380	315,737

If all dilutive securities had been exercised at September 30, 2017 the total number of common shares outstanding would be as follows:

Common Shares	24,057,961
Preferred Shares	-
Convertible notes	375,082
Warrants	5,137,298
Options	-
Total potential shares	29,570,341

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

On August 28, 2017, the Company entered into a one-year lease with B3 Investments, LLC for a storefront location at Suites D104 and D105, 2406 24th Street, South Phoenix, Arizona. Base rent under the lease is $1,350 per month plus 2% ($27) rental tax. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance.

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

Note 15 – Settlement with Distributor

On January 21, 2018, the Company and its major distributor memorialized a September 30, 2017 oral agreement that terminated their September 5, 2015 distributorship agreement. The distributor had failed to timely make required monthly payments. The Company agreed to not pursue amounts due it from the distributor under the distributorship agreement. However, in the settlement agreement, the parties agreed Lopez would pay the Company the amounts it would have been entitled to under the distributorship agreement if Lopez is paid any amounts from customers or sub-distributors for periods prior to the termination of the distributorship agreement. The Company agreed to assist the distributor in attempting to collect from any sub-distributors that have not paid the distributor amounts owed. The Company has sent letters to all customers of the distributor and believes that it will retain most, if not all, customers. If customers are not retained, the customers will need to have the interlock device removed and returned to the Company. The Company had approximately 900 interlock units rented to the distributor. As of September 30, 2017, $35,979 in distributor revenue and accounts receivable were reversed out.

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

Subsequent to September 30, 2017, and through the date of this filing, the Company has issued a total of 1,072,536 common shares for an aggregate cash purchase price of $142,300. In connection with these sales of common shares the Company has also issued warrants for 284,600 common shares.

On November 1, 2017, the Company and the Doheny Group entered into an amendment to their November 1, 2016 loan agreement. The new loan agreement extends the term of the loan for sixty months and is to be paid back in sixty equal monthly payments of $25,000 consisting of $15,000 principal payment and a monthly fee of $10,000 to commence on December 1, 2018.

On November 1, 2017, the Company and Joseph Haridim entered into an amendment to their October 31, 2016 loan agreement. The new loan agreement extends the term of the loan for twelve months and the loan is now due in full on November 1, 2018.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2016, we generated total revenues of $359,765, compared to $30,569 in the year ending December 31, 2015. From July 2, 2013 (inception) to December 31, 2016, we experienced a net loss and accumulated deficit of $1,531,330 and total liabilities of $727,812 including $97,749 in notes payable to our president, Laurence Wainer. For the three and nine months ended September 30, 2017, we had total revenues of $436,414 and $911,926, respectively, and a net loss of $423,670 and $1,308,436, respectively.

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

Since receiving our NHSTA Certification we have submitted applications to a number of states to be considered as a state-certified breath alcohol ignition interlock manufacturer and provider for all Ignition Interlock Mandated DUI/DWI offenders throughout each state. The process to get the device approved varies greatly state-to-state. As of September 30, 2017, the BDI-747/1 was approved for use in eleven states, namely California, Colorado, Oregon, Texas, Arizona, Kentucky, Oklahoma, Tennessee, Pennsylvania, New York, and Kansas. Our plan for 2018 is to build our infrastructure in the states where we have approval to ensure we can service all areas of those states, as well as to gain approval in an additional 3-5 states.

In states where the BDI-747/1 is approved as a BAIID, we rent the BDI-747/1 devices to offenders, typically for twelve months, but the time could differ on a case-by-case basis depending on the sentence received by the offender. In most states where our device is approved we market, rent, install and support the devices directly and in other states we may sell distributorships to authorized distributors allowing them to rent, install, service, remove and support the BDI-747/1 devices. Currently, we rent the devices directly in eight states and areas – California, Oregon, Colorado, Oklahoma, Tennessee, New York, Kansas, Arizona, Kentucky and Pennsylvania and parts of Texas - and license the device to distributors in one area – Lubbock County, Texas–. We plan to rent and support our devices directly in most states, but will utilize distributors in states and territories where we believe it will be beneficial to us.

In states where we rent the devices directly to consumers, we typically charge between $159-$198 in upfront fees for the user (which covers two months of the rent payment), and then between $59-$99/month for the remainder of the rental period, which differs depending on the state and the individual consumer. After the upfront payments the rent and payments are month-to-month. The payments cover the installation of the device in the consumer’s vehicle, the rental of the device, recalibration of the device as required by each state (typically every 30 to 60 days) and the monitoring services for the device, which are then reported to the state in accordance with each state’s requirements. In states and areas where we do not have a direct presence, which we have in Los Angeles, California and Phoenix, Arizona, we contract with independent service centers, such as car alarm installation companies or other auto services companies, to perform the installations of our BDI-747/1 device, which centers must be approved by the states in which the perform the installations. Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees are close to 100%. The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

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

As of January 16, 2018, we had approximately 2,947 units on the road, with approximately 2,872 devices being rented directly from us and approximately 75 devices rented through our distributors. We plan to refine our manufacturing processes and increase our marketing of the device, and more aggressively pursue sales and distributors once we have funds to manufacture additional units.

Our website is www.blowanddrive.com.

Results of Operations

Three Months Ended September 30, 2017 (Unaudited) Compared to Three Months Ended September 30, 2016 (Unaudited)

	For the three months ended September 30,
	2017	2016
Revenue
Monitoring revenue	$394,139	$65,533
Distributorship revenue	42,276	78,225
Total revenue	436,415	143,758

Monitoring cost of revenue	57,817	8,899
Distributorship cost of revenue	1,000	-
Total cost of revenue	58,817	8,899
Gross profit	377,598	134,859

Operating expenses
Payroll	272,900	32,391
Professional fees	16,603	4,266
General and administrative expenses	269,039	114,217
Depreciation	90,512	16,040
Total operating expenses	649,054	166,914

Loss from operations	(271,456)	(32,055)

Other income (expense)
Interest expense	(145,740)	(41,789)
Change in fair value of derivative liability	(6,474)	16,814
Gain (loss) on extinguishment of debt	-	(116,541)
Total other income (expense)	(152,214)	(141,516)

Net loss	$(423,670)	$(173,571)

Operating Loss; Net Loss

Our net loss increased by $250,099, from ($173,571) for the three months ended September 30, 2016 to ($423,670) for the three months ended September 30, 2017. Our operating loss increased by $239,401, from ($32,055) to ($271,456) for the same periods. The increase in our net loss for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is the result of an increase in our payroll expenses of $240,509, our general and administrative expenses of $154,822, our depreciation expense of $74,472, our professional fees of $12,337, our interest expense of $103,951, and our change in fair value of derivative liability of $23,288, offset by an increase in our gross profit of $242,739 for the period and a decrease in loss on debt extinguishment of $116,541. These changes are detailed below.

Revenue

During the three months ended September 30, 2017 we had $436,415 in revenues, with $394,139 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $42,276 coming from revenues received from our distributors, compared to $65,533 and $78,225 from these revenue sources for the same period one year ago, respectively. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road. In September 2017, we terminated our agreement dated September 5, 2015 with our major distributor. We sent letters to all customers of the distributor and believe that we will retain most, if not all, of the distributor’s customers.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2017 was $58,817, compared to $8,899 for the three months ended September 30, 2016. Our cost of revenue for the three months ended September 30, 2017 was attributed as $57,817 to monitoring cost of revenue and $1,000 to distributorship cost of revenue. For the three months ended September 30, 2016, our cost of revenue was completely related to our monthly monitoring services we provide to our customers.

Payroll

Our payroll increased by $240,509 from $32,391 for the three months ended September 30, 2016 to $272,900 for the three months ended September 30, 2017. This increase was related to hiring additional personnel as we put more units on the road and to a large increase in estimated payroll taxes. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees increased by $12,337 from $4,266 for the three months ended September 30, 2016 to $16,603 for the three months ended September 30, 2017. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $154,822 from $114,217 for the three months ended September 30, 2016 to $269,039 for the three months ended September 30, 2017. Increases were $73,757 for advertising, $32,241 for royalties, $27,349 for investor relations, $22,020 for bad debt expense, $13,964 for commissions, $12,989 for fixed assets disposed of, $9,688 for travel and related expenses, $8,180 for telephone, and $25,191 miscellaneous expenses, offset by decreases of $11,037 for dues & subscriptions and $59,520 for stock compensation expense for a former employee in 2016.

Depreciation

Our depreciation increased by $74,472 from $16,040 for the three months ended September 30, 2016 to $90,512 for the three months ended September 30, 2017. Our depreciation expenses in both periods were primarily related to the depreciation of the BDI-747/1 device. We anticipate our depreciation expense will continue to increase as we manufacture more devices.

Interest Expense

Interest expense increased by $103,951 from $41,789 for the three months ended September 30, 2016 to $145,740 for the three months ended September 30, 2017. The interest expense significantly increased for the period ended September 30, 2017, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago, primarily related to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2017, we had a change in fair value of derivative liability of $(6,474) compared to $16,814 for the three months ended September 30, 2016. The change in fair value of derivative liability in the three months ended September 30, 2017, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the three months ended September 30, 2017, we had loss on extinguishment of debt of $0 compared to ($116,541) for the three months ended September 30, 2016. The loss on extinguishment of debt in the three months ended September 30, 2016 relates the deemed extinguishment of royalty note #1.

Nine Months Ended September 30, 2017 (Unaudited) Compared to Nine Months Ended September 30, 2016 (Unaudited)

	For the nine months ended September 30,
	2017	2016
Revenue
Monitoring revenue	$674,197	$200,188
Distributorship revenue	237,729	78,225
Total revenue	911,926	278,413

Monitoring cost of revenue	111,884	26,617
Distributorship cost of revenue	7,739	-
Total cost of revenue	119,623	26,617
Gross profit	792,303	251,796

Operating expenses
Payroll	457,288	103,666
Professional fees	93,505	65,887
General and administrative expenses	579,172	332,547
Depreciation	234,654	32,971
Total operating expenses	1,364,619	535,071

Loss from operations	(572,316)	(283,275)

Other income (expense)
Interest expense	(440,538)	(111,714)
Change in fair value of derivative liability	11,018	(2,798)
Gain (loss) on extinguishment of debt	(305,000)	(116,541)
Total other income (expense)	(734,520)	(231,053)

Loss before provision for income taxes	(1,306,836)	(514,328)

Provision for income taxes	1,600	1,600
Net loss	$(1,308,436)	$(515,928)

Operating Loss; Net Loss

Our net loss increased by $792,508, from ($515,928) for the nine months ended September 30, 2016 to ($1,308,436) for the nine months ended September 30, 2017. Our operating loss increased by $289,041, from ($283,275) to ($572,316) for the same periods. The increase in our net loss for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is the result of an increase in our payroll expenses of $353,622, our general and administrative expenses of $246,625, our depreciation expense of $201,683, our professional fees of $27,618, our interest expense of $328,824, and our loss on extinguishment of debt of $188,459, offset by an increase in our gross profit of $540,507 for the period and a change in fair value of derivative liability of $13,816. These changes are detailed below.

Revenue

During the nine months ended September 30, 2017 we had $911,926 in revenues, with $674,197 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $237,729 coming from revenues paid to us from our distributors, compared to $278,413 total revenues during the nine months ended September 30, 2016, and $200,188 and $78,225 from these revenue sources for the same period one year ago, respectively. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road. In September 2017, the company and its major distributor terminated their agreement dated September 5, 2015. The Company has sent letters to all customers of the distributor and believes that it will retain most, if not all, customers.

Cost of Revenue

Our total cost of revenue for the nine months ended September 30, 2017 was $119,623, compared to $26,617 for the nine months ended September 30, 2016. Our cost of revenue for the nine months ended September 30, 2017 was attributed as $111,884 to monitoring cost of revenue and $7,739 to distributorship cost of revenue. For the nine months ended September 30, 2016, our cost of revenue of $26,617 was completely related to our monthly monitoring services we provide to our customers.

Payroll

Our payroll increased by $353,622, from $103,666 for the nine months ended September 30, 2016 to $457,288, for the nine months ended September 30, 2017. This increase was related to hiring additional personnel as we put more units on the road and to a large increase in estimated payroll taxes. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees increased $27,618, from $65,887 for the nine months ended September 30, 2016 to $93,505 for the nine months ended September 30, 2017. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily as our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased $246,625, from $332,547 for the nine months ended September 30, 2016 to $579,172 for the nine months ended September 30, 2017. Increases were $73,266 for advertising, $53,013 for investor relations, $44,400 for a settlement with a former employee (total settlement was $50,000, of which $5,600 was applied to accrued payroll), $40,593 for royalties, $22,020 for bad debt expenses, $21,794 was for postage, $12,989 for fixed assets disposed of, $12,833 for travel relate expenses, $12,569 for commission, $11,641 for telephone, $8,233 for office supplies, $7,198 for software expense, and $31,041 miscellaneous expense, offset by $93,520 stock compensation in 2016, and $11,445 less dues and subscriptions.

Depreciation

Our depreciation increased by $201,683 from $32,971 for the nine months ended September 30, 2016 to $234,654 for the nine months ended September 30, 2017. Our depreciation expenses in both periods were primarily related to the depreciation of the BDI-747/1 device. We anticipate our depreciation expense will continue to increase as we manufacture more devices.

Interest Expense

Interest expense increased by $328,824 from $111,714 for the nine months ended September 30, 2016 to $440,538 for the nine months ended September 30, 2017. The interest expense significantly increased for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to our increase in outstanding debt, primarily related to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the nine months ended September 30, 2017, we had a change in fair value of derivative liability of $11,018 compared to ($2,798) for the nine months ended September 30, 2016. The change in fair value of derivative liability in the nine months ended September 30, 2017, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2017, we had loss on extinguishment of ($305,000) compared to ($116,541) for the nine months ended September 30, 2016. The loss on extinguishment of debt in the nine months ended September 30, 2017, relates to debt we retired through the issuance of preferred stock to Laurence Wainer.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Introduction

Our cash on hand as of September 30, 2017 was $84,370. During the nine months ended September 30, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2017 and as of December 31, 2016, respectively, are as follows:

	September 30, 2017	December 31, 2016	Change
Cash	$84,370	$116,309	$(31,939)
Total current assets	$135,658	$180,561	$(17,494)
Total assets	$1,066,517	$793,161	$313,754
Total current liabilities	$893.453	$531,006	$362,447
Total liabilities	$1,206,595	$727,812	$593,435

Our current assets decreased as of September 2017 as compared to December 31, 2016, primarily due to us having less cash on hand and less accounts receivable. The increase in our total assets between the two periods was primarily related to the increase in property and equipment, offset by decrease in cash.

Our current liabilities increased as of September 30, 2017 as compared to December 31, 2016. This increase was primarily due to increases in our accounts payable, accrued expenses, accrued payroll and related expenses, and accrued interest, offset by decreases in deferred revenue and a note payable to a related party.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $179,428 for the nine months ended September 30, 2017, as compared to $182,150 for the nine months ended September 30, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of $1,308,436, a decrease in deferred revenue of $15,274, and a non-cash change in fair value of derivative liability of $11,019, offset by a decrease in accounts receivable of $6,760, an increase in accounts payable of $74,541, an increase in accrued expenses of $193,409, an increase in accrued interest of $30,968, a decrease in deposits of $1,123, a decrease in prepaid expenses of $792, and changes in non-cash loss on extinguishment of debt of $305,000, amortization of debt discount of $275,465, depreciation of $234,654, shares issued for services of $14,188, fixed assets disposed of $12,989, and allowance for doubtful accounts of $5,412. $182,150 in cash was used in operating activities for the nine months ended September 30, 2016.

Investments

We had cash used in investing activities in the nine months ended September 30, 2017 of $567,026 compared to $176,433 for September 30, 2016. For the nine months ended September 30, 2017, cash used in investing activities related to purchases of furniture and equipment of ($817,026), partially offset by deposits on units of $250,000. For the nine months ended September 30, 2016, $176,433 in cash was used to purchases of furniture and equipment.

Financing

We had net cash provided by financing activities for the nine months ended September 30, 2017 of $714,515, compared to $544,351 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our net cash from financing activities consisted of proceeds from notes payable of $195,400 and proceeds from issuance of common stock of $653,099, partially offset by repayments of notes payable of $14,268, repayments of royalty notes payable of $65,529, and repayments relate party note payable of $54,187. For the nine months ended September 30, 2016, net cash of $544,351 was provided by financing activities.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2017, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of September 30, 2017 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of September 30, 2017, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2016:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we issued the following unregistered securities:

During the quarter ended September 30, 2017, we issued an aggregate of 1,425,936 shares of our common stock to twenty-five non-affiliated investors in exchange for $236,988. These shares were issued pursuant to stock purchase agreements and were issued with a standard restrictive legend. In connection with these share issuances we also issued warrants to acquire an aggregate of 3,031,872 shares of our common stock, with exercise prices ranging from $0.25 to $1.00 per share and that expire either three or four years from the date of grant. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

As of September 30, 2017, we were obligated to issue an aggregate of 158,233 shares of our common stock to Doheny Group, LLC, pursuant to the anti-dilution rights they have under separate agreements with us, but have not yet issued the shares. These shares will be issued with a standard restrictive legend. The issuances will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchasers are sophisticated investors, known to our management and familiar with our operations.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Termination of Distributorship Agreement

On September 30, 2017, we orally agreed with J C Lopez/BDI Interlock, LLC, our primary distributor, to settle a dispute regarding Lopez’s failure to pay the required monthly payments owed by Lopez to us under that certain Exclusive Distribution Agreement entered into between the parties on September 5, 2015 (the “Distributorship Agreement”), with such settlement being that the parties agreed to cancel Lopez’s distributor territory and the Distributorship Agreement, and that we would be granted the rights to pursue directly any amounts owed to Lopez by either sub-distributors of Lopez or users of our products from Lopez, in exchange for our agreement not to pursue Lopez directly for any amounts Lopez owed us under the Distributorship Agreement up through termination of the Distributorship Agreement. However, in the settlement agreement, the parties agreed Lopez would pay us the amounts we would have been entitled to under the Distributorship Agreement if Lopez is paid any amounts from customers or sub-distributors for periods prior to the termination of the Distributorship Agreement. On January 21, 2018, we entered into a written Settlement Agreement with Lopez to memorialize our oral agreement from September 30, 2017.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2017

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2017

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2017

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2017

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.23*	Form of Securities Purchase Agreement

10.24*	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock, LLC dated January 21, 2018 (memorializing oral agreement between the parties dated September 30, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 7, 2018.

(12)	Incorporated by reference from our Current Report on Form 10-Q filed with the Commission on July 3, 2017.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 7, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: February 9, 2018		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer

