Form 10-Q/A
period 2016-06-30
Blow & Drive Interlock Corp
filed 2018-04-27
CIK 1586495

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

BLOW & DRIVE INTERLOCK CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on August 22, 2016 (the “Original Filing Date”), solely to correct errors in our financial statements for this period. On our original Form 10-Q, we mistakenly recognized the entire upfront fees from one of our independent distributors ($10,000 in Q2 2016) as revenue at the time we delivered the exclusive license to the distributor rather than over the term of the agreement (5 years including any automatic extension). To correct this error, in the financial statements included with this Amendment we show the portion of the upfront fees attributable to this period only and not the entire upfront fees. The second error corrected herein has to do with the statement of cash flows and is to correct the amortization of debt discount by $1,042. In order to correct these errors we have included restated financial statements, notes to financial statements, and amended management disclosure and analysis related to the restated financial statements with this Amendment. The adjustments to the financial statements are indicated in our restated financial statements filed herewith. In order to make this filing consistent with our current reports, we clarified in our notes to financial statements that we receive device parts from our supplier in China and not devices.

No other changes have been made to the Form 10-Q. All other portions of this Amendment speaks as of the Original Filing Date and do not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-Q.

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

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	June 30, 2016 as filed	Restatement adjustment	Restated June 30, 2016	December 31, 2015
	(unaudited)	(unaudited)	(unaudited)
Assets
Current Assets
Cash	$40,075		$40,075	$9,103
Accounts receivable, net	31,075		31,075	1,591
Prepaid Expenses	486		486	2,573
Inventories	10,650		10,650	10,365
Total Current Assets	82,286	-	82,286	23,632
Other Assets
Deposits	20,825		20,825	6,225
Furniture and equipment	167,364		167,364	45,647
Total Assets	$270,475	$-	$270,475	$75,504

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$33,823		$33,823	$10,367
Accrued expenses	49,619		49,619	53,881
Accrued interest	1,760		1,760	2,000
Income taxes payable	5,700		5,700	4,100
Deferred revenue	120,673	9,500	130,173	81,674
Derivative liability	70,937		70,937	51,325
Notes payable, current portion	12,844		12,844	10,200
Notes payable - related party, current portion	47,431		47,431	54,341
Total Current Liabilities	342,787	9,500	352,287	267,888
Long term liabilities
Notes payable, net of current portion and discount	3,819		3,819	-
Notes payable - related party, net of current portion and discount	78,740		78,740	86,066
Convertible notes payable, net of current portion and discount	19,445		19,445	12,614
Royalty notes payable, net of current portion and discount	14,793		14,793	-
Accrued royalties payable	120,000		120,000	-
Total Liabilities	579,584	9,500	589,084	366,568

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none outstanding	-			-
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,260,500 and
15,006,750 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,626		1,626	1,500
Additional paid-in capital	762,733		762,733	438,547
Accumulated deficit	(1,073,468)	(9,500)	(1,082,968)	(731,111)
Total Stockholder’s Deficit	(309,109)	(9,500)	(318,609)	(291,064)
Total Liabilities and Stockholders’ Deficit	$270,475	$-	$270,475	$75,504

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016 as filed	Restatement adjustment	Restated 2016	2015	2016 as filed	Restatement adjustment	Restated 2016	2015
Total revenue	$95,176	$(9,500)	$85,676	$-	$134,655	$(9,500)	$125,155	$-
Cost of revenue	11,163		11,163	-	17,718		17,718	-
Gross profit	84,013	(9,500)	74,513	-	116,937	(9,500)	107,437	-
Operating expenses
Payroll	31,518		31,518	40,318	65,247		65,247	92,494
Professional fees	36,985		36,985	22,138	61,621		61,621	47,000
General and administrative expenses	125,402		125,402	30,438	191,959		191,959	50,662
Research and development	-		-	45,130	-		-	57,630
Depreciation	6,675		6,675	-	16,930		16,930	-
Common stock issued for services	17,000		17,000	-	34,000		34,000	-
Total operating expenses	217,580	-	217,580	138,024	369,757	-	369,757	247,786
Loss from operations	(133,567)	(9,500)	(143,067)	(138,024)	(252,820)	(9,500)	(262,320)	(247,786)

Other income (expense)
Interest expense	(42,507)		(42,507)	(3,001)	(69,925)		(69,925)	(6,044)
Change in fair value of derivative liability	15,122		15,122	-	(19,612)		(19,612)	-
Total other income (expense)	(27,385)	-	(27,385)	(3,001)	(89,537)	-	(89,537)	(6,044)

Loss before provision for income taxes	(160,952)	(9,500)	(170,452)	(141,025)	(342,357)	(9,500)	(351,857)	(253,830)

Provision for income taxes	-		-	-			-	-

Net loss	$(160,952)	$(9,500)	$(170,452)	$(141,025)	$(342,357)	$(9,500)	$(351,857)	$(253,830)

Basic and diluted loss per common share	$(0.01)		$(0.01)	$-	$(0.02)		$(0.02)	$-

Weighted average number of common shares outstanding - basic and diluted	15,407,687		15,407,687	14,978,198	15,407,687		15,407,687	14,932,453

Blow & Drive Interlock Corporation

Consolidated Statement of Shareholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-in	2016 as filed Accumulated	Restatement	Restated Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	adjustment	Deficit	Deficit
Balance December 31, 2015	15,006,750	$1,500	$438,547	$(731,111)		$(731,111)	$(291,064)
Shares issued for services	147,750	15	117,347	-		-	117,362
Shares issued for cash	1,026,000	103	157,397	-		-	157,500
Shares issued related to debt	80,000	8	49,442	-		-	49,450
Net loss		-	-	(342,357)	(9,500)	(351,857)	(351,857)
Balance June 30, 2016	16,260,500	$1,626	$762,733	$(1,073,468)	$(9,500)	$(1,082,968)	$(318,609)

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016 as filed	Restatement adjustment	Restated 2016	2015
Cash flows from operating activities:
Net loss	$(342,357)	$(9,500)	$(351,857)	$(253,830)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	16,930		16,930	240
Shares issued for services	117,362		117,362	-
Amortization of debt discount	54,005	(1,042)	52,963	-
Change in fair value of derivative liability	19,612		19,612	-
Changes in operating assets and liabilities
Accounts receivable	(29,484)		(29,484)	-
Prepaid expenses	2,087		2,087	(924)
Deposits	(14,600)		(14,600)	(6,225)
Accounts payable	23,456		23,456	-
Accrued expenses	(2,662)		(2,662)	(5,115)
Accrued interest	(240)		(240)	(9,412)
Deferred revenue	38,999	9,500	48,499	-
Net cash used in operating activities	(116,892)	(1,042)	(117,934)	(275,266)

Cash flows from investing activities:
Purchase of property and equipment	(138,932)		(138,932)	(2,398)
Net cash used in investing activities	(138,932)	-	(138,932)	(2,398)

Cash flows from financing activities:
Proceeds from notes payable	209,099		209,099	-
Repayments of notes payable	(78,761)		(78,761)	(3,719)
Proceeds from issuance of common stock	157,500		157,500	85,000
Net cash provided by financing activities	287,838	-	287,838	81,281

Net increase (decrease) in cash	32,014	(1,042)	30,972	(196,383)
Cash, beginning of period	9,103		9,103	272,692
Cash, end of period	$41,117	$(1,042)	$40,075	$76,309

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$15,351		$15,351	$153,098
Income taxes	$-		$-	$-
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$117,362		$117,362	$-
Establishment of debt discount for royalty notes	$120,000		$120,000	$-

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2016, the Company had an accumulated deficit of $1,082,968 (restated). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Concentrations

All of the Company’s ignition interlock device parts are purchased from one supplier in China. The loss of this supplier could have a material impact on the Company’s ability to timely obtain additional units.

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

Note 5 – Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of June 30, 2016 and December 31, 2015 deferred revenue totaled $130,173 (restated) and $81,674, with $59,500 (restated), and $50,000, respectively, related to distributorship agreements. The remaining deferred revenue relates to Company serviced ignition interlock monitoring customers.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2015, we generated our first revenues of $30,569 as well as deferred revenues of $81,674. From July 2, 2013 (inception) to December 31, 2015, we experienced a net loss and accumulated deficit of $731,111 and total liabilities of $366,568 including $140,407 in notes payable to our president, Laurence Wainer. For the six months ended June 30, 2016, we had revenues of $125,155 (restated) and a net loss of $351,857 (restated).

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

Results of Operations for Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary of Results of Operations

	Three Months Ended June 30,
	2016 (restated)	2015
Revenue:		$-

Revenue	85,676	-
Total revenues	85,676	-

Cost of revenue:

Monitoring cost of revenue	11,163	-
Total cost of revenue	11,163	-

Gross profit	74,513	-

Operating expenses:

Payroll	31,518	40,318
Professional fees	36,985	22,138
General and administrative expenses	125,402	30,438
Research and development	-	45,130
Depreciation	6,675	-
Common stock issued for services	17,000	-
Total operating expenses	217,580	138,024

Loss from operations	(143,067)	(138,024)

Other income (expense):

Interest expense	(42,507)	(3,001)
Change in fair value of derivative liability	15,122	-
Total other income (expense)	(27,385)	(3,001)

Net income (loss)	$(170,452)	$(141,025)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $29,427 (restated), from ($141,025) to ($170,452) (restated), from the three months ended June 30, 2015 compared to June 30, 2016. Our operating loss increased by $5,043 (restated), from ($138,024) to ($143,067) (restated) for the same periods. The change in our net income/(loss) for the three months ended June 30, 2016, compared to the prior year period, is primarily a result of a significant increase in our general and administrative expenses, an increase in depreciation expense, and an increase in our common stock issued for services, partially offset by our revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the three months ended June 30, 2016 we had $85,676 (restated) in revenues, primarily from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, compared to $0 for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

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

Results of Operations for Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Summary of Results of Operations

	Six Months Ended June 30,
	2016 (restated)		2015
Revenue:	$		$-

Revenue		125,155	-
Total revenues		125,155	-

Cost of revenue:

Monitoring cost of revenue		17,718	-
Total cost of revenue		17,718	-

Gross profit		107,437	-

Operating expenses:

Payroll		65,247	92,494
Professional fees		61,621	47,000
General and administrative expenses		191,959	50,662
Research and development		-	57,630
Depreciation		16,930	-
Common stock issued for services		34,000	-
Total operating expenses		369,757	247,786

Loss from operations		(262,320)	(247,786)

Other income (expense):

Interest expense		(69,925)	(6,044)
Change in fair value of derivative liability		(19,612)	-
Total other income (expense)		(89,537)	(6,044)

Net income (loss)		$(351,857)	$(253,830)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $98,027 (restated), from ($253,830) to ($351,857) (restated), from the six months ended June 30, 2015 compared to June 30, 2016. Our operating loss increased by $14,534 (restated), from ($247,786) to ($262,320) (restated) for the same periods. The change in our net income/(loss) for the six months ended June 30, 2016, compared to the prior year period, is primarily a result of a significant increase in our general and administrative expenses, an increase in depreciation expense, and an increase in our common stock issued for services, partially offset by our revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the six months ended June 30, 2016 we had $125,155 (restated) in revenues, primarily from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, compared to $0 for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2016 and as of December 31, 2015, respectively, are as follows:

	June 30, 2016 (restated)	December 31, 2015	Change (restated)

Cash	$40,075	$9,103	$30,972
Total Current Assets	82,286	23,632	49,654
Total Assets	270,475	75,504	194,971
Total Current Liabilities	352,287	267,888	84,399
Total Liabilities	$589,084	$366,568	$222,516

Our current assets increased as of June 30, 2016 as compared to December 31, 2015, due to us having more cash on hand and higher accounts receivable, net as of June 30, 2016. The increase in our total assets between the two periods was also related to the increase in our cash on hand, accounts receivable, net, as well as an increase in furniture and equipment as of June 30, 2016.

Our current liabilities increased by $84,399 (restated), as of June 30, 2016 as compared to December 31, 2015. This increase was primarily due to an increase in our accounts payable of $23,456, an increase in our deferred revenue of $48,499 (restated), an increase in our derivative liability of $19,612.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $117,934 (restated) for the six months ended June 30, 2016, as compared to $275,266 for the six months ended June 30, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($351,857) (restated), adjusted primarily by change in fair value of derivative liability of $19,612, shares issued for services of $117,362, amortization of debt discount of $52,963 (restated), and depreciation and amortization of $16,930, as well as changes in, accrued expenses of ($2,662), deferred revenue of $48,499 (restated), deposits of ($14,600), accounts payable of $23,456, and accounts receivable of ($29,484). For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($253,830), adjusted primarily by changes in accrued expenses of ($5,115), deposits of ($6,225), and accrued interest of ($9,412).

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

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 22, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: April 27, 2018		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer and Chief Financial Officer

