Form 10-Q/A
period 2016-09-30
Blow & Drive Interlock Corp
filed 2018-05-15
CIK 1586495

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

BLOW & DRIVE INTERLOCK CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2016 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on November 21, 2016 (the “Original Filing Date”), solely to correct an error in our financial statements for this period. On our original Form 10-Q, we mistakenly recognized the entire upfront fees from two of our independent distributors ($10,000 in Q2 2016 and $50,000 in Q3 2016) as revenue at the time we delivered the exclusive license to the distributor rather than over the term of the agreement (5 years including any automatic extension). In addition, for the three months ended September 30, 2016, the Company is also correcting a revenue missclassification of $15,450 which relates to monitoring revenue that was incorrectly reported as distributorship revenue. To correct these error, in the financial statements included with this Amendment we show the portion of the upfront fees attributable to this period only and not the entire upfront fees. In order to correct these errors we have included restated financial statements, notes to financial statements, and amended management disclosure and analysis related to the restated financial statements with this Amendment. The adjustments to the financial statements are indicated in our restated financial statements filed herewith. We also corrected an error in management and disclosure and analysis related to our other income (expense) numbers for the three months ended September 30, 2015 to make them consistent with our financial statements for the period. In order to make this filing consistent with our current reports, we clarified in our notes to financial statements that we receive device parts from our supplier in China and not devices.

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

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	September 30, 2016 as filed	Restatement adjustment	Restated September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	December 31, 2015
Assets
Current Assets
Cash	$194,871		$194,871	$9,103
Accounts receivable, net	49,489		49,489	1,591
Prepaid Expenses	2,900		2,900	2,573
Inventories	10,650		10,650	10,365
Total Current Assets	257,910	-	257,910	23,632
Other Assets
Deposits	18,225		18,225	6,225
Furniture and equipment	188,824		188,824	45,647
Total Assets	$464,959	$-	$464,959	$75,504

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$21,135		$21,135	$10,367
Accrued expenses	43,884		43,884	53,881
Accrued interest	3,452		3,452	2,000
Income taxes payable	5,700		5,700	4,100
Deferred revenue	63,553	59,000	122,553	81,674
Derivative liability	54,123		54,123	51,325
Notes payable, current portion	22,943		22,943	10,200
Notes payable - related party, current portion	46,683		46,683
Convertible note payable	3,065		3,065	54,341
Total Current Liabilities	264,538	59,000	323,538	267,888
Long term liabilities
Notes payable, net of current portion and discount	47,943		47,943	-
Notes payable - related party, net of current portion and discount	74,384		74,384	86,066
Convertible notes payable, net of current portion and discount	23,545		23,545	12,614
Accrued royalties payable	120,000		120,000	-
Total Liabilities	530,410	59,000	589,410	366,568

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none outstanding	-		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 18,044,588 and 15,006,750 shares issued or issuable at September 30, 2016 and December 31, 2015	1,803		1,803	1,500
Additional paid-in capital	1,179,785		1,179,785	438,547
Accumulated deficit	(1,247,039)	(59,000)	(1,306,039)	(731,111)
Total Stockholder’s Deficit	(65,451)	(59,000)	(124,451)	(291,064)
Total Liabilities and Stockholders’ Deficit	$464,959	$-	$464,959	$75,504

The accompanying notes are an integral part of these consolidated financial statements.

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016 as filed	Restatement adjustment	Restated 2016	2015	2016 as filed	Restatment adjustment	Restated 2016	2015
Monitoring revenue	$65,533	15,450	$80,983	$2,134	$200,188		$200,188	$2,134
Distributorship revenue	78,225	(64,950)	13,275	-	78,225	(59,000)	19,225	-
Total revenue	143,758	(49,500)	94,258	2,134	278,413	(59,000)	219,413	2,134
Monitoring cost of revenue	8,899		8,899	801	26,617		26,617	801
Total cost of revenue	8,899	-	8,899	801	26,617	-	26,617	801
Gross profit	134,859	(49,500)	85,359	1,333	251,796	(59,000)	192,796	1,333
Operating expenses
Payroll	30,739		30,739	40,658	95,986		95,986	133,152
Professional fees	4,266		4,266	12,554	65,887		65,887	59,554
General and administrative expenses	115,868		115,868	55,193	341,827		341,827	105,172
Research and development	-		-	2,155	-		-	59,785
Depreciation	16,041		16,041	972	32,971		32,971	1,655
Total operating expenses	166,914	-	166,914	111,532	536,671	-	536,671	359,318
Loss from operations	(32,055)	(49,500)	(81,555)	(110,199)	(284,875)	(59,000)	(343,875)	(357,985)

Other income (expense)
Interest expense	(41,789)		(41,789)	(6,575)	(111,714)		(111,714)	(12,619)
Change in fair value of derivative liability	16,814		16,814	6,985	(2,798)		(2,798)	(6,985)
Gain (loss) on exdtinguishment of debt	(116,541)		(116,541)	-	(116,541)		(116,541)	-
Total other income (expense)	(141,516)	-	(141,516)	410	(231,053)	-	(231,053)	(19,604)

Loss before provision for income taxes	(173,571)	(49,500)	(223,071)	(109,789)	(515,928)	(59,000)	(574,928)	(377,589)

Provision for income taxes	-		-	-			-	-

Net loss	$(173,571)	$(49,500)	$(223,071)	$(109,789)	$(515,928)	$(59,000)	$(574,928)	$(377,589)

Basic and diluted loss per common share	$(0.01)		$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	16,333,870		16,333,870	15,004,000	15,646,423		15,646,423	14,956,476

The accompanying notes are an integral part of these consolidated financial statements.

 Blow & Drive Interlock Corporation

Consolidated Statement of Shareholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Restatement	Restated Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	adjustment	Deficit	Deficit
Balance December 31, 2015	15,006,750	$1,500	$438,547	$(731,111)		$(731,111)	$(291,064)
Shares issued for services	326,417	33	166,850	-		-	166,883
Shares issued for cash	1,142,667	114	172,386	-		-	172,500
Shares issued related to debt	1,568,754	156	402,002	-		-	402,158
Net loss		-	-	(515,928)	(59,000)	(574,928)	(574,928)
Balance September 30, 2016	18,044,588	$1,803	$1,179,785	$(1,247,039)	$(59,000)	$(1,306,039)	$(124,451)

The accompanying notes are an integral part of these consolidated financial statements.

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016 as filed	Restatement adjustment	Restated 2016	2015
Cash flows from operating activities:
Net loss	$(515,928)	$(59,000)	$(574,928)	$(377,589)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	32,971		32,971	1,655
Shares issued for services	166,883		166,883	-
Loss on exinguishment of debt	116,541		116,541	-
Amortization of debt discount	89,109		89,109	530
Change in fair value of derivative liability	2,798		2,798	6,985
Changes in operating assets and liabilities
Accounts receivable	(47,898)		(47,898)	(32,500)
Prepaid expenses	(327)		(327)	(2,828)
Deposits	(12,000)		(12,000)	(6,225)
Accounts payable	10,767		10,767	-
Accrued expenses	(8,397)		(8,397)	23,656
Accrued interest	1,452		1,452	(9,412)
Deferred revenue	(18,121)	59,000	40,879	92,885
Net cash used in operating activities	(182,150)	-	(182,150)	(302,843)

Cash flows from investing activities:
Purchase of property and equipment	(176,433)		(176,433)	(63,649)
Net cash used in investing activities	(176,433)	-	(176,433)	(63,649)

Cash flows from financing activities:
Proceeds from notes payable	471,199		471,199	15,000
Repayments of notes payable	(99,348)		(99,348)	(10,738)
Proceeds from issuance of common stock	172,500		172,500	101,235
Net cash provided by financing activities	544,351	-	544,351	105,497

Net increase (decrease) in cash	185,768	-	185,768	(260,995)
Cash, beginning of period	9,103		9,103	272,692
Cash, end of period	$194,871	$-	$194,871	$11,697

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$21,288		$21,288	$18,286
Income taxes	$-		$-	$-
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$166,883		$166,883	$-
Establishment of debt discount for royalty notes	$120,000		$120,000	$-

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2016, the Company had an accumulated deficit of $1,306,039 (restated). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Note 5 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of September 30, 2016 and December 31, 2015 deferred revenue totaled $122,553 (restated) and $81,674, with $59,000 (restated), and $50,000, respectively, related to distributorship agreements. The remaining deferred revenue relates to Company serviced ignition interlock monitoring customers.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2015, we generated our first revenues of $30,569 as well as deferred revenues of $81,674. From July 2, 2013 (inception) to December 31, 2015, we experienced a net loss and accumulated deficit of $731,111 and total liabilities of $366,568 including $140,407 in notes payable to our president, Laurence Wainer. For the three and nine months ended September 30, 2016, we had revenues of $94,258 (restated) and $219,413 (restated), respectively, and a net loss of $223,071 (restated) and $574,928 (restated), respectively.

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

Results of Operations for Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary of Results of Operations

	Three Months Ended September 30,
	2016 (restated)		2015
Revenue:	$		$-

Monitoring revenue		80,983	2,134
Distributorship revenue		13,275	-
Total revenues		94,258	2,134

Cost of revenue:

Monitoring cost of revenue		8,899	801
Distributorship cost of revenue		-	-
Total cost of revenue		8,899	801

Gross profit		85,359	1,333

Operating expenses:

Payroll		30,739	40,658
Professional fees		4,266	12,554
General and administrative expenses		56,348	55,153
Research and development		-	2,155
Depreciation		16,041	972
Common stock issued for services		59,520	-
Total operating expenses		166,914	111,532

Loss from operations		(81,555)	(110,199)

Other income (expense):

Interest expense		(41,789)	(6,575)
Change in fair value of derivative liability		16,814	6,985
Gain (loss) on extinguishment of debt		(116,541)	-
Total other income (expense)		(141,516)	410

Net income (loss)		$(223,071)	$(109,789)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $113,282, from ($109,789) to ($223,071) (restated), from the three months ended September 30, 2015 compared to September 30, 2016. Our operating loss decreased by $28,644, from ($110,199) to ($81,555) (restated) for the same periods. The change in our net income/(loss) for the three months ended September 30, 2016, compared to the prior year period, is primarily a result of a significant increase loss on extinguishment of debt, an increase in our interest expense, an increase in depreciation expense, and an increase in our common stock issued for services, partially offset by our revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the three months ended September 30, 2016 we had $94,258 (restated) in revenues, with $80,983 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $13,275 (restated) coming from revenues paid to us from our distributors, compared to $2,134 and $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

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

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2016, we had a change in fair value of derivative liability of $16,814 compared to $6,985 for the same period in 2015. The change in fair value of derivative liability in the three months ended September 30, 2016, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the three months ended September 30, 2016, we had a loss on extinguishment of debt of $116,541 compared to $0 for the same period in 2015. The loss on extinguishment of debt in the three months ended September 30, 2016, relates to the deemed extinguishment of royalty note #1 as discussed in Note 6 to the financial statements.

Results of Operations for Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary of Results of Operations

	Nine Months Ended September 30,
	2016 (restated)	2015
Revenue:	$	$-

Monitoring revenue	200,188	2,134
Distributorship revenue	19,225	-
Total revenues	219,413	2,134

Cost of revenue:

Monitoring cost of revenue	26,617	801
Distributorship cost of revenue	-	-
Total cost of revenue	26,617	801

Gross profit	192,796	1,333

Operating expenses:

Payroll	95,986	133,152
Professional fees	65,887	59,554
General and administrative expenses	248,307	105,172
Research and development	-	59,554
Depreciation	32,971	1,655
Common stock issued for services	93,520	-
Total operating expenses	536,671	359,318

Loss from operations	(343,875)	(357,985)

Other income (expense):

Interest expense	(111,714)	(12,619)
Change in fair value of derivative liability	(2,798)	-
Gain (loss) on extinguishment of debt	(116,541)	(6,985)
Total other income (expense)	(231,053)	(19,604)

Net income (loss)	$(574,928)	$(377,589)

Operating Loss; Net Income (Loss)

Our net income/(loss) changed by $197,339, from ($377,589) to ($574,928) (restated), from the nine months ended September 30, 2015 compared to September 30, 2016. Our operating loss decreased by $14,110, from ($357,985) to ($343,875) (restated) for the same periods. The change in our net income/(loss) for the nine months ended September 30, 2016, compared to the prior year period, is primarily a result of a significant increase loss on extinguishment of debt, an increase in our general and administrative expenses, an increase in our interest expense, an increase in depreciation expense, and an increase in our common stock issued for services, partially offset by our increase in revenues for the period, as well as decreases in our payroll and research and development expenses. These changes are detailed below.

Revenue

We had our first revenue during the latter part of 2015. During the nine months ended September 30, 2016 we had $219,413 in revenues, with $200,188 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $19,225 coming from revenues paid to us from our distributors, compared to $2,134 and $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2016 and as of December 31, 2015, respectively, are as follows:

	September 30, 2016 (restated)	December 31, 2015	Change

Cash	$194,871	$9,103	$185,768
Total Current Assets	257,910	23,632	234,278
Total Assets	464,959	75,504	389,465
Total Current Liabilities	323,538	267,888	55,650
Total Liabilities	$589,410	$366,568	$222,842

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

Our current liabilities increased by $55,650, as of September 30, 2016 as compared to December 31, 2015. This decrease was primarily due to decreases in our accrued expenses, deferred revenue, and notes payable – related party, current portion, offset by increases in our deferred revenue, accounts payable, accrued interest, income taxes payable, derivative liability, and notes payable – current portion.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $182,150 for the nine months ended September 30, 2016, as compared to $302,843 for the nine months ended September 30, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($574,928) (restated), adjusted primarily by change in fair value of derivative liability of $2,798, shares issued for services of $166,883, amortization of debt discount of $89,109, depreciation of $32,971, and loss on extinguishment of debt of $116,541 as well as changes in, accrued expenses of ($8,397), deferred revenue of $40,879 (restated), deposits of ($12,000), accounts payable of $10,767, and accounts receivable of ($47,898). For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($377,589), adjusted primarily by change in fair value of derivative liability of $6,985, and depreciation of $1,655, as well as changes in, accrued expenses of $23,656, deferred revenue of $92,885, deposits of ($6,225), accrued interest of ($9,412), and accounts receivable of ($32,500).

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

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2016

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.18(11)	Agreement with Abraham Summers and Gnossis International, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: May 15, 2018		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer

