Form 10-K/A
period 2016-12-31
Blow & Drive Interlock Corp
filed 2018-05-21
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Blow & Drive Interlock Corporation

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on April 17, 2017 (the “Original Filing Date”), solely to correct an error in our financial statements for this period. On our original Form 10-K, we mistakenly recognized the entire upfront fees from two of our independent distributors ($10,000 in Q2 2016 and $50,000 in Q3 2016) as revenue at the time we delivered the exclusive license to the distributor rather than over the term of the agreement (5 years including any automatic extension). To correct this error, in the financial statements included with this Amendment we show the portion of the upfront fees attributable to this period only and not the entire upfront fees. In order to correct these errors we have included restated financial statements, notes to financial statements, and amended management disclosure and analysis related to the restated financial statements with this Amendment. The adjustments to the financial statements are indicated in our restated financial statements filed herewith.

No other changes have been made to the Form 10-K. All other portions of this Amendment speaks as of the Original Filing Date and do not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

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

Overview and Outlook

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the current year ending December 31, 2016, we generated total revenues of $303,765 (restated), compared to $30,569 in the year ending December 31, 2015. From July 2, 2013 (inception) to December 31, 2016, we experienced a net loss and accumulated deficit of $1,587,300 (restated) and total liabilities of $783,812 (restated) including $97,749 in notes payable to our president, Laurence Wainer.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
	(restated)
Monitoring revenue	$212,128	$20,569
Distributorship revenues	91,637	10,000
Total revenues	303,765	30,569

Monitoring cost of revenue	38,276	5,050
Distributorship cost of revenues	2,892	5,194
Total cost of revenues	41,168	10,244

Gross profit	262,597	20,325

Operating expenses:

Payroll	147,231	150,114
Professional fees	92,705	99,846
General and administrative	458,351	161,714
Research and development	-	59,519
Depreciation	65,449	2,901
Impairment of asset	-	17,500
Total operating expenses	763,736	491,594

Loss from operations	(501,139)	(471,269)

Interest expense	(214,708)	(19,915)
Change in fair value of derivative liability	(22,231)	(12,658)
Gain (loss) on extinguishment of debt	(116,541)	-
Total other income (expense)	(353,480)	(32,573)

Net loss	$(856,219)	(505,442)

Operating Loss; Net Loss

Our net loss increased by $350,777, from $505,442 to $856,219 (restated) from the year ended 2015 compared to 2016. Our operating loss increased by $29,870, from $471,269 to $501,139 (restated) for the same periods. The change in our net loss for the year ended December 31, 2016, compared to the prior year is primarily a result of an increase in our operating expenses and other expenses, partially offset by an increase in our revenues. These changes are detailed below.

Revenue

During the year ended December 31, 2016 we had $303,765 (restated) in revenues, with $212,128 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $91,637 (restated) coming from revenues paid to us from our distributors, compared to $20,569 and $10,000 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road, as well as revenue from distributors, will continue to increase as we have more units on the road.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2016 and as of December 31, 2015, respectively, are as follows:

	December 31, 2016	December 31, 2015	Change
	(restated)
Cash	$116,309	$9,103	$107,206
Total Current Assets	180,561	23,632	156,929
Total Assets	793,161	75,504	717,657
Total Current Liabilities	587,006	267,888	319,118
Total Liabilities	$783,812	$366,568	$417,244

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

Our current liabilities increased by $319,118, as of December 31, 2016 as compared to December 31, 2015. This increase was primarily due to increases in our accrued expenses, deferred revenue, and notes payable, net of debt discount.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $431,021 for the year ended December 31, 2016, as compared to $371,990 for the year ended December 31, 2015. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($856,219) (restated), adjusted primarily by change in fair value of derivative liability of $22,231, shares issued for services of $236,933, amortization of debt discount of $158,665, depreciation of $65,449, and loss on extinguishment of debt of $116,541 as well as changes in, accrued expenses of $14,914, deferred revenue of $80,657 (restated), deposits of ($250,029), accounts payable of $17,883, and accounts receivable of ($46,659). For the period in 2015, the net cash used in operating activities consisted primarily of our net income (loss) of ($505,442), adjusted primarily by change in fair value of derivative liability of $12,658, depreciation of $2,901, impairment of asset of $17,500, and amortization of debt discount of $4,937, as well as changes in, accrued expenses of $29,481, deferred revenue of $81,674, accrued expenses of $29,481, deposits of ($6,225), accrued interest of ($7,412), and accounts receivable of ($1,591).

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

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14(11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2016

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Blow & Drive Interlock Corporation

Dated: May 18, 2018		/s/ Laurence Wainer
	By:	Laurence Wainer
	Its:	President (Principal Executive Officer)

Dated: May 18, 2018		/s/ Laurence Wainer
	By:	Laurence Wainer
	Its:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 18, 2018		/s/ Laurence Wainer
	By:	Laurence Wainer, Director, President, and Secretary

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

/s/ Redwitz, Inc.

Irvine, California

April 17, 2017, except for the items disclosed in Note 16 to the financial statements as to which the date is May 18, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	December 31, 2016 as filed	Restatement adjustment	Restated December 31, 2016	December 31, 2015

Assets
Current Assets
Cash	$116,309		$116,309	$9,103
Accounts receivable, net	51,241		51,241	1,591
Prepaid Expenses	2,361		2,361	2,573
Inventories	10,650		10,650	10,365
Total Current Assets	180,561	-	180,561	23,632
Other Assets
Deposits	256,254		256,254	6,225
Furniture and equipment	356,346		356,346	45,647
Total Assets	$793,161	$-	$793,161	$75,504

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$28,250		$28,250	$10,367
Accrued expenses	68,795		68,795	53,881
Accrued interest	10,110		10,110	2,000
Income taxes payable	5,700		5,700	4,100
Deferred revenue	106,331	56,000	162,331	81,674
Derivative liability	73,556		73,556	51,325
Notes payable, net of debt discount of $15, 018 and $0 at December 31, 2016 and 2015, respectively	125,351		125,351	10,200
Notes payable - related party, current portion	49,396		49,396
Convertible notes payable, net of debt discount of $23,724 and $0 at December 31, 2016 and 2015, respectively	33,775		33,775
Royalty notes payable, net of debt discount of $87,036 and $0 at December 31, 2016 and 2015, respectively	29,742		29,742	54,341
Total Current Liabilities	531,006	56,000	587,006	267,888
Long term liabilities
Notes payable, net of debt discount of $32,292 and $0 at December 31, 2016 and 2015, respectively	17,708		17,708	-
Notes payable - related party, net of debt discount of $0 and $52,386 at December 31, 2016 and 2015, respectively	48,353		48,353	86,066
Convertible notes payable, net of current portion and discount	-		-	12,614
Royalty notes payable, net of debt discount of $574,294 and $0 at December 31, 2016 and 2015, respectively	8,778		8,778	-
Accrued royalties payable	121,967		121,967	-
Total Liabilities	727,812	56,000	783,812	366,568

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none outstanding	-		-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,575,605 and 15,006,750 shares issued or issuable at December 31, 2016 and December 31, 2015, respectively.	1,958		1,958	1,500
Additional paid-in capital	1,594,721		1,594,721	438,547
Accumulated deficit	(1,531,330)	(56,000)	(1,587,330)	(731,111)
Total Stockholder’s Equity (Deficit)	65,349	(56,000)	9,349	(291,064)
Total Liabilities and Stockholders’ Equity (Deficit)	$793,161	$-	$793,161	$75,504

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

	Years Ended December 31.
	2016 as filed	Restatement adjustment	Restated 2016	2015
Monitoring revenue	$212,128		$212,128	$20,569
Distributorship revenue	147,637	(56,000)	91,637	10,000
Total revenue	359,765	(56,000)	303,765	30,569
Monitoring cost of revenue	38,276		38,276	5,050
Distributorship cost of revenue	2,892		2,892	5,194
Total cost of revenue	41,168	-	41,168	10,244
Gross profit	318,597	(56,000)	262,597	20,325
Operating expenses
Payroll	147,231		147,231	150,114
Professional fees	92,705		92,705	99,846
General and administrative expenses	458,351		458,351	161,714
Research and development	-		-	59,519
Depreciation	65,449		65,449	2,901
Impairment of asset	-		-	17,500
Total operating expenses	763,736	-	763,736	491,594
Loss from operations	(445,139)	(56,000)	(501,139)	(471,269)

Other income (expense)
Interest expense	(214,708)		(214,708)	(19,915)
Change in fair value of derivative liability	(22,231)		(22,231)	(12,658)
Gain (loss) on exdtinguishment of debt	(116,541)		(116,541)	-
Total other income (expense)	(353,480)	-	(353,480)	(32,573)

Loss before provision for income taxes	(798,619)	(56,000)	(854,619)	(503,842)

Provision for income taxes	1,600		1,600	1,600

Net loss	$(800,219)	$(56,000)	$(856,219)	$(505,442)

Basic and diluted loss per common share	$(0.05)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	16,478,128		16,478,128	14,973,866

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Restatement	Restated Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	adjustment	Deficit	(Deficit)
Balance December 31, 2014	14,852,500	$1,485	$305,671	$(225,669)			$307,156
Shares issued for cash	154,250	15	84,985	-			85,000
Warrants issued	-	-	18,656	-			18,656
Shareholders contributions	-	-	29,235	-			29,235
Net loss	-	-	-	(505,442)			-
Balance December 31, 2015	15,006,750	1,500	438,547	(731,111)		(731,111)	(291,064)
Shares issued for services	667,517	67	236,866	-		-	236,933
Shares issued for cash	1,273,576	127	187,373	-		-	187,500
Shares issued related to debt	2,531,485	254	731,945	-		-	732,199
Shares issued related to anti-dilution	96,277	10	(10)
Net loss	-	-	-	(800,219)	(56,000)	(856,219)	(856,219)
Balance December 31, 2016	19,575,605	$1,958	$1,594,721	$(1,531,330)	$(56,000)	$(1,587,330)	$9,349

The accompanying notes are an integral part of the financial statements

Blow & Drive Interlock Corporation

Consolidated Statements of Cash Flows

	Twelve months ended December 31, 2016
	2016 as filed	Restatement adjustment	Restated 2016	2015
Cash flows from operating activities:
Net loss	$(800,219)	$(56,000)	$(856,219)	$(505,442)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	65,449		65,449	2,901
Shares issued for services	236,933		236,933	-
Loss on exinguishment of debt	116,541		116,541	-
Amortization of debt discount	158,665		158,665	4,937
Change in fair value of derivative liability	22,231		22,231	12,658
Impairment of asset	-		-	17,500
Changes in operating assets and liabilities
Accounts receivable	(49,650)		(49,650)	(1,591)
Prepaid expenses	212		212	(2,573)
Inventories	(285)		(285)	(10,365)
Deposits	(250,029)		(250,029)	(6,225)
Accounts payable	17,883		17,883	10,367
Accrued expenses	14,914		14,914	29,481
Accrued interest	8,110		8,110	(7,412)
Income taxes payable	1,600		1,600	2,100
Deferred revenue	24,657	56,000	80,657	81,674
Accrued royalties payable	1,967		1,967	-
Net cash used in operating activities	(431,021)	-	(431,021)	(371,990)

Cash flows from investing activities:
Purchase of property and equipment	(376,148)		(376,148)	(63,648)
Net cash used in investing activities	(376,148)	-	(376,148)	(63,648)

Cash flows from financing activities:
Proceeds from notes payable	876,200		876,200	75,200
Repayments of notes payable	(149,325)		(149,325)	(17,386)
Proceeds from issuance of common stock	187,500		187,500	85,000
Shareholder contributions	-		-	29,235
Net cash provided by financing activities	914,375	-	914,375	172,049

Net increase (decrease) in cash	107,206	-	107,206	(263,589)
Cash, beginning of period	9,103		9,103	272,692
Cash, end of period	$116,309	$-	$116,309	$9,103

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$48,032		$48,032	$22,291
Income taxes	$-		$-	$-
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$236,933		$236,933	$-
Establishment of debt discount for royalty notes	$120,000		$120,000	$-

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2016, the Company had an accumulated deficit of $1,587,330. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes net sales and identifiable operating income by segment:

	Years Ended December 31,
	2016	2015
Segment gross profit (a):
Monitoring	$173,852	$15,519
Distributorships	88,745	4,806
Gross Profit	262,597	20,325

Identifiable segment operating income (b):
Monitoring	154,556	13,615
Distributorships	44,606	4,315
	199,162	17,930
Reconcilliation of identifiable segment income to corporate income (c):
Payroll	147,231	150,114
Professional fees	92,705	99,846
General and administrative expenses	458,351	161,714
Research and development	-	59,519
Depreciation	2,014	506
Impairment of asset	-	17,500
Interest expense	214,708	19,915
Change in fair value of derivative liability	22,231	12,658
Gain (loss) on extinguishment of debt	116,541	-

Income (loss) before provision for income taxes	(854,619)	(503,842)

Provision for income taxes	1,600	1,600
Net Income (loss)	$(856,219)	$(505,442)

Total net property, plant, and equipment assets
Monitoring	107,702	34,789
Distributorships	246,365	8,966
Corporate	2,279	1,892
	356,346	45,647

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

Note 6 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of December 30, 2016 and December 31, 2015 deferred revenue totaled $162,331 (restated) and $81,674, with $58,500 (restated), and $50,000, respectively, related to distributorship agreements. The remaining deferred revenue relates to Company serviced ignition interlock monitoring customers.

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

Note 15 – Subsequent Events

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

Note 16 – Restatement

Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on April 17, 2017 (the “Original Filing Date”), is solely to correct an error in our financial statements for this period. On our original Form 10-K, we mistakenly recognized the entire upfront fees from two of our independent distributors ($10,000 in Q2 2016 and $50,000 in Q3 2016) as revenue at the time we delivered the exclusive license to the distributor rather than over the term of the agreement (5 years including any automatic extension). To correct this error, in the financial statements included with this Amendment we show the portion of the upfront fee attributable to this period only and not the entire upfront fees. In order to correct these errors we have included restated financial statements, notes to financial statements, and amended management disclosure and analysis related to the restated financial statements with this Amendment. The adjustments to the financial statements are indicated in our financial statements filed herewith and are summarized below:

The items restated at December 31, 2016 include the following: Increase in deferred revenue as recorded on the balance sheet of $56,000; reduction of Distributor revenue for the year ended of $56,000; and change in accumulated deficit of $56,000; and increase in net loss of $56,000; the revision of change in deferred revenue as reported on the statement of cash flows by $56,000, and the related changes for the above to Notes 1 and 6.

