Form 10-Q/A
period 2017-03-31
Blow & Drive Interlock Corp
filed 2018-05-22
CIK 1586495

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

BLOW & DRIVE INTERLOCK CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on May 22, 2017 (the “Original Filing Date”), solely to correct an error in our financial statements for this period. In our filings in 2016 we had mistakenly recognized the entire upfront fees from two of our independent distributors ($10,000 in Q2 2016 and $50,000 in Q3 2016) as revenue at the time we delivered the exclusive license to the distributor rather than over the term of the agreement (5 years including any automatic extension). To correct this error, in the financial statements included with this Amendment we show the portion of the upfront fees attributable to this period. In order to correct these errors we have included restated financial statements, notes to financial statements, and amended management disclosure and analysis related to the restated financial statements with this Amendment. The adjustments to the financial statements are indicated in our restated financial statements filed herewith.

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

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Balance Sheet

	March 31, 2017 as filed	Restatement adjustment	Restated March 31, 2017	Restated December 31, 2016
	(unaudited)	(unaudited)	(unaudited)
Assets
Current Assets
Cash	$139,033		$139,033	$116,309
Accounts receivable, net	88,406		88,406	51,241
Prepaid Expenses	4,159		4,159	2,361
Inventories	10,650		10,650	10,650
Total Current Assets	242,248	-	242,248	180,561
Other Assets
Deposits	199,404		199,404	256,254
Furniture and equipment	596,354		596,354	356,346
Total Assets	$1,038,006	$-	$1,038,006	$793,161

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$24,185		$24,185	$28,250
Accrued expenses	349,473		349,473	68,795
Accrued interest	36,880		36,880	10,110
Income taxes payable	7,300		7,300	5,700
Deferred revenue	105,658	53,000	158,658	162,331
Derivative liability	57,528		57,528	73,556
Notes payable, net of debt discount of $54,772 and $15,018 at March 31, 2017 and December 31, 2016, respectively	97,380		97,380	125,351
Notes payable - related party, current portion	35,662		35,662	49,396
Convertible notes payable, net of debt discount of $16,559 and $23,724 at March 31, 2017 and December 31, 2016, respectively	40,941		40,941	33,775
Royalty notes payable, net of debt discount of $67,821 and $87,036 at March 31, 2017 and December 31, 2016, respectively	1,862		1,862	29,742
Total Current Liabilities	756,869	53,000	809,869	587,006
Long term liabilities
Notes payable, net of debt discount of $56,416 and $32,292 at March 31, 2017 and December 31, 2016, respectively	163,544		163,544	17,708
Notes payable - related party	16,558		16,558	48,353
Royalty notes payable, net of debt discount of $442,803 and $574,294 at March 31, 2017 and December 31, 2016, respectively	74,197		74,197	8,778
Accrued royalties payable	123,883		123,883	121,967
Total Liabilities	1,135,051	53,000	1,188,051	783,812

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 and 0 shares issued or issuable at March 31, 2017 and December 31, 2016, respectively	1,000		1,000	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,014,754 and 19,575,605 shares issued or issuable at March 31, 2017 and December 31, 2016, respectively.	2,201		2,201	1,958
Additional paid-in capital	2,290,485		2,290,485	1,594,721
Accumulated deficit	(2,390,731)	(53,000)	(2,443,731)	(1,587,330)
Total Stockholder’s Equity (Deficit)	(97,045)	(53,000)	(150,045)	9,349
Total Liabilities and Stockholders’ Equity (Deficit)	$1,038,006	$-	$1,038,006	$793,161

The accompanying notes are an integral part of the financial statements

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017 as filed	Restatement adjustment	Restated 2017	2016
Monitoring revenue	$75,320		$75,320	$39,479
Distributorship revenue	88,734	3,000	91,734	-
Total revenue	164,054	3,000	167,054	39,479
Monitoring cost of revenue	7,982		7,982	6,555
Distributorship cost of revenue	4,239		4,239	-
Total cost of revenue	12,221	-	12,221	6,555
Gross profit	151,833	3,000	154,833	32,924
Operating expenses
Payroll	70,314		70,314	33,729
Professional fees	41,131		41,131	24,636
General and administrative expenses	716,092		716,092	81,957
Depreciation	55,416		55,416	10,255
Total operating expenses	882,953	-	882,953	150,577
Loss from operations	(731,120)	3,000	(728,120)	(117,653)

Other income (expense)
Interest expense	(144,309)		(144,309)	(27,418)
Change in fair value of derivative liability	16,028		16,028	(34,734)
Total other income (expense)	(128,281)	-	(128,281)	(62,152)

Loss before provision for income taxes	(859,401)	3,000	(856,401)	(179,805)

Provision for income taxes			-	1,600

Net loss	$(859,401)	$3,000	$(856,401)	$(181,405)

Basic and diluted loss per common share	$(0.04)		$(0.04)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	20,781,986		20,781,986	15,027,259

The accompanying notes are an integral part of the financial statements

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Statement of Shareholders' Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Restatement	Restated Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	adjustment	Deficit	(Deficit)
Balance December 31, 2016	-	$-	19,575,605	$1,958	$1,594,721	$(1,531,330)	$(56,000)	$(1,587,330)	$9,349

Shares issued for services	-	-	27,180	3	13,911				13,914
Shares issued related to debt	1,000,000	1,000	195,400	19	434,700				435,719
Shares issued for cash	-	-	1,898,076	189	247,185				247,374
Shares issued related to anti-dilution	-	-	318,493	32	(32)				-
Net loss	-	-	-	-	-	(859,401)	3,000	(856,401)	(856,401)
Balance March 31, 2017	1,000,000	$1,000	22,014,754	$2,201	$2,290,485	$(2,390,731)	$(53,000)	$(2,443,731)	$(150,045)

The accompanying notes are an integral part of the financial statements

BLOW & DRIVE INTERLOCK CORPORATION

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017 as filed	Restatement adjustment	Restated 2017	2016
Cash flows from operating activities:
Net loss	$(859,401)	$3,000	$(856,401)	$(181,405)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	55,416		55,416	10,255
Shares issued for services	363,914		363,914	34,000
Amortization of debt discount	92,676		92,676	20,083
Change in fair value of derivative liability	(16,028)		(16,028)	34,734
Changes in operating assets and liabilities
Accounts receivable	(37,165)		(37,165)	(6,545)
Prepaid expenses	(1,798)		(1,798)	(16,747)
Deposits	56,850		56,850	-
Accounts payable	(4,065)		(4,065)	20,922
Accrued expenses	280,678		280,678	(4,867)
Accrued interest	26,770		26,770	3,607
Income taxes payable	1,600		1,600	-
Deferred revenue	(673)	(3,000)	(3,673)	35,251
Accrued royalties payable	1,916		1,916	-
Net cash used in operating activities	(39,310)	-	(39,310)	(50,712)

Cash flows from investing activities:
Purchase of property and equipment	(295,424)		(295,424)	(80,000)
Net cash used in investing activities	(295,424)	-	(295,424)	(80,000)

Cash flows from financing activities:
Proceeds from notes payable	195,400		195,400	160,899
Repayments of notes payable	(85,316)		(85,316)	(37,831)
Proceeds from issuance of common stock	247,374		247,374	-
Net cash provided by financing activities	357,458	-	357,458	123,068

Net increase (decrease) in cash	22,724	-	22,724	(7,644)
Cash, beginning of period	116,309		116,309	9,103
Cash, end of period	$139,033	$-	$139,033	$1,459

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$24,863		$24,863	$3,827
Income taxes	$-		$-	$-
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$363,914		$363,914	$34,000
Establishment of debt discount for royalty notes	$-		$-	$120,000
Preferred stock issued for debt reduction and services	$350,000		$350,000	$-

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2017, the Company had an accumulated deficit of $2,443,731 (restated). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended March 31,
	2017	2016
Segment gross profit (a):
Monitoring	$67,338	$32,924
Distributorships	87,495	-
Gross Profit	154,833	32,924

Identifiable segment operating income (b):
Monitoring	61,506	23,723
Distributorships	38,965	-
	100,471	23,723
Reconcilliation of identifiable segment income to corporate income (c):
Payroll	70,314	33,729
Professional fees	41,131	24,636
General and administrative expenses	716,092	83,557
Depreciation	1,054	1,054
Interest expense	144,309	27,418
Change in fair value of derivative liability	(16,028)	34,734

Income (loss) before provision for income taxes	(856,401)	(181,405)

Provision for income taxes	-	-
Net Income (loss)	$(856,401)	$(181,405)

Total net property, plant, and equipment assets
Monitoring	63,764	112,154
Distributorships	530,631	-
Corporate	1,959	3,238
	596,354	115,392

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

Note 7 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of March 31, 2017 and December 31, 2016 deferred revenue consist of the following:

	March 31, 2017	December 31, 2016
Monitoring deferred revenues	$100,658	$103,831
Distributorship deferred revenues	58,000	58,500
Total	$158,658	$162,331

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2016, we generated total revenues of $303,765 (restated), compared to $30,569 in the year ending December 31, 2015. From July 2, 2013 (inception) to December 31, 2016, we experienced a net loss and accumulated deficit of $1,587,300 (restated) and total liabilities of $783,812 (restated) including $97,749 in notes payable to our president, Laurence Wainer. For the three months ended March 31, 2017, we had total revenues of $167,054 (restated) and a net loss of $856,401 (restated).

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

Our website is www.blowanddrive.com.

Results of Operations for Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary of Results of Operations

	Three Months Ended March 31,
		2017 (restated)	2016
Revenue:	$		$-

Monitoring revenue		75,320	39,479
Distributorship revenue		91,734	-
Total revenues		167,054	39,479

Cost of revenue:

Monitoring cost of revenue		7,982	6,555
Distributorship cost of revenue		4,239	-
Total cost of revenue		12,221	6,555

Gross profit		154,833	32,924

Operating expenses:

Payroll		70,314	33,729
Professional fees		41,131	24,636
General and administrative expenses		716,092	83,557
Depreciation		55,416	10,255
Total operating expenses		882,953	152,177

Loss from operations		(728,120)	(119,253)

Other income (expense):

Interest expense		(144,309)	(27,418)
Change in fair value of derivative liability		16,028	(34,734)
Total other income (expense)		(128,281)	(62,152)

Net income (loss)		$(856,401)	$(181,405)

Operating Loss; Net Income (Loss)

Our net loss increased by $674,996 (restated), from ($181,405) to ($856,401) (restated), from the three months ended March 31, 2016 compared to March 31, 2017. Our operating loss increased by $608,867 (restated), from ($119,253) to ($728,120) (restated) for the same periods. The increase in our net loss for the three months ended March 31, 2017, compared to the prior year period, is primarily a result of a significant increase in our general and administrative expenses, as well as increases in our payroll, professional fees and depreciation, partially offset by an increase in our gross profit of $121,909 (restated) for the period. These changes are detailed below.

Revenue

During the three months ended March 31, 2017 we had $167,054 in revenues, with $75,320 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $91,734 coming from revenues paid to us from our distributors, compared to $39,479 and $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2017 and as of December 31, 2016, respectively, are as follows:

	March 31, 2017 (restated)	December 31, 2016	Change

Cash	$139,033	$116,309	$22,724
Total Current Assets	242,248	180,561	61,687
Total Assets	1,038,006	793,161	244,845
Total Current Liabilities	809,869	587,006	222,863
Total Liabilities	$1,188,051	$783,812	$404,239

Our current assets increased as of March 31, 2017 as compared to December 31, 2016, due to us having more cash on hand and higher accounts receivable, net as of March 31, 2017. The increase in our total assets between the two periods was also related to the increase in our cash on hand, accounts receivable, net, as well as an increase in furniture and equipment as of March 31, 2017.

Our current liabilities increased by $222,863, as of March 31, 2017 as compared to December 31, 2016. This decrease was primarily due to increases in our accrued expenses and accrued interest, offset by slight decreases in our accounts payable, derivative liability, and royalty notes payable, net of debt discount.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $39,310 for the three months ended March 31, 2017, as compared to $50,712 for the three months ended March 31, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($856,401) (restated), adjusted primarily by change in fair value of derivative liability of ($16,028), shares issued for services of $363,914, amortization of debt discount of $92,676, and depreciation of $55,416, as well as changes in, accrued expenses of $280,678, accounts receivable, net of ($37,165), prepaid expenses of ($1,798), deposits of $56,850, deferred revenue of ($3,673) (restated), accounts payable of ($4,065), income taxes payable of $1,600, accrued royalties payable of $1,916, and accrued interest of $26,770. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($181,405), adjusted primarily by change in fair value of derivative liability of $34,734, shares issued for services of $34,000, amortization of debt discount of $20,083, and depreciation and amortization of $10,255, as well as changes in, accrued expenses of ($4,867), deferred revenue of $35,251, accounts payable of $20,922, accounts receivable, net of ($6,545), prepaid expenses of ($16,747), and accrued interest of $3,607.

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

Blow & Drive Interlock Corporation

Dated: May 22, 2018		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer

