Form 10-Q/A
period 2017-06-30
Blow & Drive Interlock Corp
filed 2018-05-30
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

BLOW & DRIVE INTERLOCK CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2017 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on August 21, 2017 (the “Original Filing Date”), and as amended by Amendment No. 1 to the Form 10-Q filed August 31, 2017, solely to correct an error in our financial statements for this period. In our filings in 2016 we had mistakenly recognized the entire upfront fees from two of our independent distributors ($10,000 in Q2 2016 and $50,000 in Q3 2016) as revenue at the time we delivered the exclusive license to the distributor rather than over the term of the agreement (5 years including any automatic extension). To correct this error, in the financial statements included with this Amendment we show the portion of the upfront fees attributable to this period. In order to correct these errors we have included restated financial statements, notes to financial statements, and amended management disclosure and analysis related to the restated financial statements with this Amendment. The adjustments to the financial statements are indicated in our restated financial statements filed herewith.

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

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	June 30, 2017 as filed	Restatement adjustment	Restated June 30, 2017	Restated December 31, 2016
	(unaudited)	(unaudited)	(unaudited)
Assets
Current Assets
Cash	$58,448		$58,448	$116,309
Accounts receivable, net	66,561		66,561	51,241
Prepaid Expenses	3,000		3,000	2,361
Inventories	10,650		10,650	10,650
Total Current Assets	138,659	-	138,659	180,561
Other Assets
Deposits	52,404		52,404	256,254
Furniture and equipment	873,449		873,449	356,346
Total Assets	$1,064,512	$-	$1,064,512	$793,161

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$80,253		$80,253	$28,250
Accrued expenses	105,301		105,301	68,795
Accrued interest	39,350		39,350	10,110
Income taxes payable	7,300		7,300	5,700
Deferred revenue	155,524	50,000	205,524	162,331
Derivative liability	56,064		56,064	73,556
Notes payable, net of debt discount of $36,638 and $15,018 at June 30, 2017 and December 31, 2016, respectively	114,902		114,902	125,351
Notes payable - related party, current portion	-		-	49,396
Convertible notes payable, net of debt discount of $9,394 and $23,724 at June 30, 2017 and December 31, 2016, respectively	48,106		48,106	33,775
Royalty notes payable, net of debt discount of $48,608 and $87,036 at June 30, 2017 and December 31, 2016, respectively	1,376		1,376	29,742
Total Current Liabilities	608,176	50,000	658,176	587,006
Long term liabilities
Notes payable, net of debt discount of $51,583 and $32,292 at June 30, 2017 and December 31, 2016, respectively	168,377		168,377	17,708
Notes payable - related party	-		-	48,353
Royalty notes payable, net of debt discount of $398,348 and $574,294 at June 30, 2017 and December 31, 2016, respectively	118,652		118,652	8,778
Accrued royalties payable	122,982		122,982	121,967
Total Liabilities	1,018,187	50,000	1,068,187	783,812

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 and 0 shares issued or issuable at June 30, 2017 and December 31, 2016, respectively	1,000		1,000	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 22,474,052 and 19,575,605 shares issued or issuable at June 30, 2017 and December 31, 2016, respectively.	2,247		2,247	1,958
Additional paid-in capital	2,459,174		2,459,174	1,594,721
Accumulated deficit	(2,416,096)	(50,000)	(2,466,096)	(1,587,330)
Total Stockholder’s Equity (Deficit)	46,325	(50,000)	(3,675)	9,349
Total Liabilities and Stockholders’ Equity (Deficit)	$1,064,512	$-	$1,064,512	$793,161

The accompanying notes are an integral part of the financial statements.

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017 as filed	Restatement adjustment	Restated 2017	Restated 2016	2017 as filed	Restatement adjustment	Restated 2017	Restated 2016
Monitoring revenue	$204,738		$204,738	$79,726	$280,058		$280,058	$119,205
Distributorship revenue	106,719	3,000	109,719	5,950	195,453	6,000	201,453	5,950
Total revenue	311,457	3,000	314,457	85,676	475,511	6,000	481,511	125,155
Monitoring cost of revenue	46,085		46,085	11,163	54,067		54,067	17,718
Distributorship cost of revenue	2,500		2,500	-	6,739		6,739	-
Total cost of revenue	48,585	-	48,585	11,163	60,806	-	60,806	17,718
Gross profit	262,872	3,000	265,872	74,513	414,705	6,000	420,705	107,437
Operating expenses
Payroll	98,462		98,462	31,518	168,776		168,776	65,247
Professional fees	35,771		35,771	36,985	76,902		76,902	61,621
General and administrative expenses	(388,747)		(388,747)	125,402	327,345		327,345	191,959
Depreciation	88,726		88,726	6,675	144,142		144,142	16,930
Common stock issued for services	-		-	17,000	-		-	34,000
Total operating expenses	(165,788)	-	(165,788)	217,580	717,165	-	717,165	369,757
Loss from operations	428,660	3,000	431,660	(143,067)	(302,460)	6,000	(296,460)	(262,320)

Other income (expense)
Interest expense	(150,489)		(150,489)	(42,507)	(294,798)		(294,798)	(69,925)
Change in fair value of derivative liability	1,464		1,464	15,122	17,492		17,492	(19,612)
Loss on extinguishment of debt	(305,000)		(305,000)	-	(305,000)		(305,000)	-
Total other income (expense)	(454,025)	-	(454,025)	(27,385)	(582,306)	-	(582,306)	(89,537)

Loss before provision for income taxes	(25,365)	3,000	(22,365)	(170,452)	(884,766)	6,000	(878,766)	(351,857)

Provision for income taxes	-		-	-			-	-

Net loss	$(25,365)	$3,000	$(22,365)	$(170,452)	$(884,766)	$6,000	$(878,766)	$(351,857)

Basic and diluted loss per common share	$-		$-	$(0.01)	$(0.04)		$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	22,260,585		22,260,585	15,407,687	21,525,449		21,525,449	15,407,687

The accompanying notes are an integral part of the financial statements.

Blow & Drive Interlock Corporation

Consolidated Statement of Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Restatement	Restated Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	adjustment	Deficit	(Deficit)
Balance December 31, 2016	-	$-	19,575,605	$1,958	$1,594,721	$(1,531,330)	$(56,000)	$(1,587,330)	$9,349

Shares issued for services	-	-	27,180	3	13,910				13,913
Shares issued related to debt	1,000,000	1,000	195,400	19	434,700				435,719
Shares issued for cash	-	-	2,311,218	231	415,879				416,110
Shares issued related to anti-dilution	-	-	364,649	36	(36)				-
Net loss	-	-	-	-	-	(884,766)	6,000	(878,766)	(878,766)
Balance June 30, 2017	1,000,000	$1,000	22,474,052	$2,247	$2,459,174	$(2,416,096)	$(50,000)	$(2,466,096)	$(3,675)

The accompanying notes are an integral part of the financial statements.

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017 as filed	Restatement adjustment	Restated 2017	Restated 2016
Cash flows from operating activities:
Net loss	$(884,766)	$6,000	$(878,766)	$(351,857)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	144,142		144,142	16,930
Shares issued for services	13,913		13,913	117,362
Loss on extinguishmentof debt	305,000		305,000	-
Amortization of debt discount	186,477		186,477	52,963
Change in fair value of derivative liability	(17,492)		(17,492)	19,612
Changes in operating assets and liabilities
Accounts receivable	(15,320)		(15,320)	(29,484)
Prepaid expenses	(639)		(639)	2,087
Deposits	53,850		53,850	(14,600)
Accounts payable	52,003		52,003	23,456
Accrued expenses	37,944		37,944	(2,662)
Accrued interest	29,240		29,240	(240)
Income taxes payable	1,600		1,600	-
Deferred revenue	49,193	(6,000)	43,193	48,499
Accrued royalties payable	1,015		1,015	-
Net cash used in operating activities	(43,840)	-	(43,840)	(117,934)

Cash flows from investing activities:
Purchase of property and equipment	(661,245)		(661,245)	(138,932)
Deposits on units	150,000		150,000	-
Net cash used in investing activities	(511,245)	-	(511,245)	(138,932)

Cash flows from financing activities:
Proceeds from notes payable	195,400		195,400	209,099
Repayments of notes payable	(114,286)		(114,286)	(78,761)
Proceeds from issuance of common stock	416,110		416,110	157,500
Net cash provided by financing activities	497,224	-	497,224	287,838

Net increase (decrease) in cash	(57,861)	-	(57,861)	30,972
Cash, beginning of period	116,309		116,309	9,103
Cash, end of period	$58,448	$-	$58,448	$40,075

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$79,371		$79,371	$15,351
Income taxes	$-		$-	$-
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$13,913		$13,913	$117,362
Establishment of debt discount for royalty notes	$-		$-	$120,000
Preferred stock issued for debt reduction and services	$350,000		$350,000	$-

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2017, the Company had an accumulated deficit of $2,466,096. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

BLOW & DRIVE INTERLOCK CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross profit (a):
Monitoring	$158,653	$68,563	$225,991	$101,487
Distributorships	107,219	5,950	194,714	5,950
Gross Profit	265,872	74,513	420,705	107,437

Identifiable segment operating expenses (b):
Monitoring	51,580	6,356	57,412	15,557
Distributorships	37,560	-	86,090	-
	89,140	6,356	143,502	15,557
Identifiable segment operating income (c):
Monitoring	107,073	62,207	168,579	85,930
Distributorships	69,659	5,950	108,624	5,950
	176,732	68,157	277,203	91,880
Reconcilliation of identifiable segment income to corporate income (d):
Payroll	98,462	31,518	168,776	65,247
Professional fees	35,771	36,985	76,902	61,621
General and administrative expenses	(388,747)	125,402	327,345	191,959
Depreciation	(414)	319	640	1,373
Interest expense	150,489	42,507	294,798	69,925
Change in fair value of derivative liability	(1,464)	(15,122)	(17,492)	19,612
Loss on extinguishment of debt	305,000	-	305,000	-
Common stock issued for services	-	17,000	-	34,000
Income (loss) before provision for income taxes	(22,365)	(170,452)	(878,766)	(351,857)

Provision for income taxes	-	-	-	-
Net Income (loss)	$(22,365)	$(170,452)	$(878,766)	$(351,857)

Total net property, plant, and equipment assets
Monitoring			348,792	164,445
Distributorships			523,018	-
Corporate			1,639	2,919
			873,449	167,364

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

Note 7 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of June 30, 2017 and December 31, 2016 deferred revenue consist of the following:

	June 30, 2017	December 31, 2016
Monitoring deferred revenues	$150,524	$103,831
Distributorship deferred revenues	55,000	58,500
Total	$205,524	$162,331

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2016, we generated total revenues of $303,765 (restated), compared to $30,569 in the year ending December 31, 2015. From July 2, 2013 (inception) to December 31, 2016, we experienced a net loss and accumulated deficit of $1,587,330 (restated) and total liabilities of $783,812 (restated) including $97,749 in notes payable to our president, Laurence Wainer. For the three months ended June 30, 2017, we had total revenues of $314,457 (restated) and a net loss of $22,365 (restated).

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

Our website is www.blowanddrive.com.

Results of Operations for Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary of Results of Operations

	Three Months Ended June 30,
	2017 (restated)		2016 (restated)
Revenue:	$		$-

Monitoring revenue		204,738	79,726
Distributorship revenue		109,719	5,950
Total revenues		314,457	85,676

Cost of revenue:

Monitoring cost of revenue		46,085	11,163
Distributorship cost of revenue		2,500	-
Total cost of revenue		48,585	11,163

Gross profit		265,872	74,513

Operating expenses:

Payroll		98,462	31,518
Professional fees		35,771	36,985
General and administrative expenses		(388,747)	125,402
Depreciation		88,726	6,675
Common stock issued for services		-	17,000
Total operating expenses		(165,788)	(217,580)

Income (loss) from operations		431,660	(143,067)

Other income (expense):

Interest expense		(150,780)	(42,507)
Change in fair value of derivative liability		1,464	15,122
Loss on extinguishment of debt		(305,000)	-
Total other income (expense)		(454,025)	(27,385)

Net income (loss)		$(22,365)	$(170,452)

Operating Loss; Net Income (Loss)

Our net loss decreased by $148,087, from ($170,452) (restated) to ($22,365) (restated), from the three months ended June 30, 2016 compared to June 30, 2017. Our operating income (loss) increased by $574,727, from ($143,067) (restated) to $431,660 (restated) for the same periods. The decrease in our net loss for the three months ended June 30, 2017, compared to the prior year period, is primarily a result of a significant decrease in our general and administrative expenses and an increase in our gross profit of $191,359 for the period, offset by increases in our payroll and depreciation. These changes are detailed below.

Revenue

During the three months ended June 30, 2017 we had $314,457 (restated) in revenues, with $204,738 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $109,719 (restated) coming from revenues received from our distributors, compared to $79,726 (restated) and $5,950 (restated) from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

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

Results of Operations for Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary of Results of Operations

	Six Months Ended June 30,
	2017 (restated)		2016 (restated)
Revenue:	$		$-

Monitoring revenue		280,058	119,205
Distributorship revenue		201,453	5,950
Total revenues		481,511	125,155

Cost of revenue:

Monitoring cost of revenue		54,067	17,718
Distributorship cost of revenue		6,739	-
Total cost of revenue		60,806	17,718

Gross profit		420,705	107,437

Operating expenses:

Payroll		168,776	65,247
Professional fees		76,902	61,621
General and administrative expenses		327,345	191,959
Depreciation		144,142	16,930
Common stock issued for services		-	34,000
Total operating expenses		717,165	369,757

Loss from operations		(296,460)	(262,320)

Other income (expense):

Interest expense		(295,089)	(69,925)
Change in fair value of derivative liability		17,492	(19,612)
Loss on extinguishment of debt		(305,000)	-
Total other income (expense)		(582,306)	(89,537)

Net income (loss)		$(878,766)	$351,857)

Operating Loss; Net Income (Loss)

Our net loss increased by $526,909, from ($351,857) (restated) to ($878,766) (restated), from the six months ended June 30, 2016 compared to June 30, 2017. Our operating loss increased by $34,140, from ($262,320) (restated) to ($296,460) (restated) for the same periods. The increase in our net loss for the six months ended June 30, 2017, compared to the prior year period, is primarily a result of a increase in our general and administrative expenses, as well as increases in our payroll, professional fees and depreciation, partially offset by an increase in our gross profit of $313,268 for the period. These changes are detailed below.

Revenue

During the six months ended June 30, 2017 we had $481,511 (restated) in revenues, with $280,058 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $201,453 (restated) coming from revenues paid to us from our distributors, compared to $119,205 (restated) and $5,950 (restated) from these revenue sources for the same period one year ago. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road.

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

General and Administrative Expenses

General and administrative expenses increased for the periods presented, from $191,959 (restated) for the six months ended June 30, 2016 to $327,345 for the six months ended June 30, 2017. This increase would have been larger except for we paid a settlement of $50,000 to an ex-employee and removed the higher amount we had accrued for that employee, and we amended our preferred stock purchase agreement with Mr. Laurence Wainer such that his payment for the shares was full satisfaction of approximately $45,000 of debt owed to him rather than $25,500 of accrued salary, which was the original payment. In quarters that we do not have similar one-time transactions we expect our general and administrative expenses to be around $125,000 to $150,000 per quarter for the foreseeable future.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2017 and as of December 31, 2016, respectively, are as follows:

	June 30, 2017 (restated)	December 31, 2016 (restated)	Change

Cash	$58,448	$116,309	$57,861
Total Current Assets	138,659	180,561	(41,902)
Total Assets	1,064,512	793,161	271,351
Total Current Liabilities	658,176	587,006	71,170
Total Liabilities	$1,068,187	$783,812	$284,375

Our current assets decreased as of June 30, 2017 as compared to December 31, 2016, primarily due to us having less cash on hand, offset slightly by higher accounts receivable, net as of June 30, 2017. The increase in our total assets between the two periods was primarily related to the increase accounts receivable, net, as well as an increase in furniture and equipment as of June 30, 2017.

Our current liabilities increased by $71,170 (restated), as of June 30, 2017 as compared to December 31, 2016. This decrease was primarily due to increases in our accrued expenses and accrued interest, offset by slight decreases in our accounts payable, derivative liability, and royalty notes payable, net of debt discount.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $43,480 for the six months ended June 30, 2017, as compared to ($116,892) for the six months ended June 30, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($878,766) (restated), adjusted primarily by change in fair value of derivative liability of ($17,492), shares issued for services of $13,913, amortization of debt discount of $186,477, and depreciation of $144,142, as well as changes in, accrued expenses of $37,944, accounts receivable, net of ($15,320), prepaid expenses of ($639), deposits of $53,850, deferred revenue of $43,193 (restated), accounts payable of $52,003, income taxes payable of $1,600, accrued royalties payable of $1,015, and accrued interest of $29,240. For the period in 2016, the net cash used in operating activities consisted primarily of our net income (loss) of ($351,357) (restated), adjusted primarily by change in fair value of derivative liability of $19,612, shares issued for services of $117,362, amortization of debt discount of $54,005, and depreciation and amortization of $16,930, as well as changes in, accrued expenses of ($2,662), deferred revenue of $48,499 (restated), deposits of ($14,600), accounts payable of $23,456, and accounts receivable of ($29,484).

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

Blow & Drive Interlock Corporation

Dated: May 30, 2018	By:	/s/ Laurence Wainer
Laurence Wainer
Chief Executive Officer

