Form 10-Q/A
period 2017-09-30
Blow & Drive Interlock Corp
filed 2018-06-05
CIK 1586495

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

1

BLOW & DRIVE INTERLOCK CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2017 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on February 9, 2018 (the “Original Filing Date”), solely to correct an error in our financial statements for this period. In our filings in 2016 we had mistakenly recognized the entire upfront fees from two of our independent distributors ($10,000 in Q2 2016 and $50,000 in Q3 2016) as revenue at the time we delivered the exclusive license to the distributor rather than over the term of the agreement. To correct this error, in the financial statements included with this Amendment we show the portion of the upfront fees attributable to this period. In order to correct these errors we have included restated financial statements, notes to financial statements, and amended management disclosure and analysis related to the restated financial statements with this Amendment. The adjustments to the financial statements are indicated in our restated financial statements filed herewith.

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

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	September 30, 2017 as filed	Restatement adjustment	Restated September 30, 2017	Restated
	(unaudited)	(unaudited)	(unaudited)	December 31, 2016
Assets
Current Assets
Cash	$84,370		$84,370	$116,309
Accounts receivable, net	39,069		39,069	51,241
Prepaid Expenses	1,569		1,569	2,361
Inventories	10,650		10,650	10,650
Total Current Assets	135,658	-	135,658	180,561
Other Assets
Deposits	5,131		5,131	256,254
Furniture and equipment	925,728		925,728	356,346
Total Assets	$1,066,517	$-	$1,066,517	$793,161

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$102,791		$102,791	$28,250
Accrued expenses	235,398		235,398	68,795
Accrued royalty payable	145,317		145,317
Accrued interest	41,078		41,078	10,110
Income taxes payable	5,929		5,929	5,700
Deferred revenue	91,057	7,000	98,057	162,331
Derivative liability	62,537		62,537	73,556
Notes payable, net of debt discount of $22,431 and $15,018 at September 30, 2017 and December 31, 2016, respectively	154,069		154,069	125,351
Notes payable - related party, current portion	-		-	49,396
Convertible notes payable, net of debt discount of $3,115 and $23,724 at September 30, 2017 and December 31, 2016, respectively	54,385		54,385	33,775
Royalty notes payable, net of debt discount of $29,393 and $87,036 at September 30, 2017 and December 31, 2016, respectively	892		892	29,742
Total Current Liabilities	893,453	7,000	900,453	587,006
Long term liabilities
Notes payable, net of debt discount of $46,750 and $32,292 at September 30, 2017 and December 31, 2016, respectively	148,250		148,250	17,708
Notes payable - related party	-		-	48,353
Royalty notes payable, net of debt discount of $353,894 and $574,294 at September 30, 2017 and December 31, 2016, respectively	163,106		163,106	8,778
Accrued royalties payable	1,786		1,786	121,967
Total Liabilities	1,206,595	7,000	1,213,595	783,812

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 and 0 shares issued or issuable at
June 30, 2017 and December 31, 2016, respectively	1,000		1,000	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,057,961 and
19,575,605 shares issued or issuable at September 30, 2017 and December 31, 2016, respectively.	2,406		2,406	1,958
Additional paid-in capital	2,696,281		2,696,281	1,594,721
Accumulated deficit	(2,839,765)	(7,000)	(2,846,765)	(1,587,330)
Total Stockholder’s Equity (Deficit)	(140,078)	(7,000)	(147,078)	9,349
Total Liabilities and Stockholders’ Equity (Deficit)	$1,066,517	$-	$1,066,517	$793,161

The accompanying notes are an integral part of these financial statements.

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017 as filed	Restatement adjustment	Restated 2017	Restated 2016	2017 as filed	Restatement adjustment	Restated 2017	Restated 2016
Monitoring revenue	$394,139		$394,139	$80,983	$674,197		$674,197	$200,188
Distributorship revenue	42,276	43,000	85,276	13,275	237,729	49,000	286,729	19,225
Total revenue	436,415	43,000	479,415	94,258	911,926	49,000	960,926	219,413
Monitoring cost of revenue	57,817		57,817	8,899	111,884		111,884	26,617
Distributorship cost of revenue	1,000		1,000	-	7,739		7,739	-
Total cost of revenue	58,817	-	58,817	8,899	119,623	-	119,623	26,617
Gross profit	377,598	43,000	420,598	85,359	792,303	49,000	841,303	192,796
Operating expenses
Payroll	272,900		272,900	30,739	457,288		457,288	95,986
Professional fees	16,603		16,603	4,266	93,505		93,505	65,887
General and administrative expenses	269,039		269,039	115,868	579,172		579,172	341,827
Depreciation	90,512		90,512	16,041	234,654		234,654	32,971
Total operating expenses	649,054	-	649,054	166,914	1,364,619	-	1,364,619	536,671
Loss from operations	(271,456)	43,000	(228,456)	(81,555)	(572,316)	49,000	(523,316)	(343,875)

Other income (expense)
Interest expense	(145,740)		(145,740)	(41,789)	(440,538)		(440,538)	(111,714)
Change in fair value of derivative liability	(6,474)		(6,474)	16,814	11,018		11,018	(2,798)
Loss on extinguishment of debt	-		-	(116,541)	(305,000)		(305,000)	(116,541)
Total other income (expense)	(152,214)	-	(152,214)	(141,516)	(734,520)	-	(734,520)	(231,053)

Loss before provision for income taxes	(423,670)	43,000	(380,670)	(223,071)	(1,306,836)	49,000	(1,257,836)	(574,928)

Provision for income taxes	-		-	-	1,600		1,600	-

Net loss	$(423,670)	$43,000	$(380,670)	$(223,071)	$(1,308,436)	$49,000	$(1,259,436)	$(574,928)

Basic and diluted loss per common share	$(0.02)		$(0.02)	$(0.01)	$(0.06)		$(0.06)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	22,856,861		22,856,861	16,333,870	21,922,340		21,922,340	15,646,423

The accompanying notes are an integral part of these financial statements.

Blow & Drive Interlock Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Restatement	Restated Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	adjustment	Deficit	(Deficit)
Balance December 31, 2016	-	$-	19,575,605	$1,958	$1,594,721	$(1,531,330)	$(56,000)	$(1,587,330)	$9,349

Shares issued for services	-	-	27,180	3	13,910				13,913
Warrants issued for services					278				278
Shares issued related to debt	1,000,000	1,000	195,400	19	434,700				435,719
Shares issued for cash	-	-	3,736,894	374	652,725				653,099
Shares issued related to anti-dilution	-	-	522,882	52	(52)				-
Net loss	-	-	-	-	-	(1,308,436)	49,000	(1,259,436)	(1,259,436)
Balance September 30, 2017	1,000,000	$1,000	24,057,961	$2,406	$2,696,282	$(2,839,766)	$(7,000)	$(2,846,766)	$(147,078)

The accompanying notes are an integral part of these financial statements.

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017 as filed	Restatement adjustment	Restated 2017	Restated 2016
Cash flows from operating activities:
Net loss	$(1,308,436)	$49,000	$(1,259,436)	$(574,928)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	234,654		234,654	32,971
Loss on fixed assets disposals	12,989		12,989	-
Shares issued for services	14,188		14,188	166,883
Allowance for doubtful accounts	5,412		5,412	-
Loss on extinguishmentof debt	305,000		305,000	116,541
Amortization of debt discount	275,465		275,465	89,109
Change in fair value of derivative liability	(11,019)		(11,019)	2,798
Changes in operating assets and liabilities
Accounts receivable	6,760		6,760	(47,898)
Prepaid expenses	792		792	(327)
Deposits	1,123		1,123	(12,000)
Accounts payable	74,541		74,541	10,767
Accrued expenses	193,409		193,409	(8,397)
Accrued interest	30,968		30,968	1,452
Deferred revenue	(15,274)	(49,000)	(64,274)	40,879
Net cash used in operating activities	(179,428)	-	(179,428)	(182,150)

Cash flows from investing activities:
Purchase of property and equipment	(817,026)		(817,026)	(176,433)
Deposits on units	250,000		250,000	-
Net cash used in investing activities	(567,026)	-	(567,026)	(176,433)

Cash flows from financing activities:
Proceeds from notes payable	195,400		195,400	471,199
Repayments of notes payable	(14,268)		(14,268)	(99,348)
Repayments of royalty notes payable	(65,529)		(65,529)	-
Repayment of related party notes payable	(54,187)		(54,187)	-
Proceeds from issuance of common stock	653,099		653,099	172,500
Net cash provided by financing activities	714,515	-	714,515	544,351

Net increase (decrease) in cash	(31,939)	-	(31,939)	185,768
Cash, beginning of period	116,309		116,309	9,103
Cash, end of period	$84,370	$-	$84,370	$194,871

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$134,105		$134,105	$21,288
Income taxes	$-		$-	$-
Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	$14,188		$14,188	$166,883
Establishment of debt discount for royalty notes	$-		$-	$120,000
Preferred stock issued for debt reduction and services	$350,000		$350,000	$-

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2017, the Company had an accumulated deficit of $2,846,765 (restated). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Segment gross profit (a)
Monitoring	$336,322	$72,804	$562,313	$164,071
Distributorships	84,276	13,275	278,990	28,725
Gross profit	420,598	85,359	841,303	192,796

Identifiable segment operating expenses (b)
Monitoring	86,543	5,911	143,955	21,468
Distributorships	3,552	9,810	89,642	9,810
	90,095	15,721	233,597	31,278

Identifiable segment operating income (c)
Monitoring	249,779	66,173	418,358	142,603
Distributorships	80,724	3,465	189,348	18,915
	330,503	69,638	607,706	161,518

Reconciliation of identifiable segment income to corporate income (d)
Payroll	272,900	30,739	457,288	95,986
Professional fees	16,603	4,266	93,505	65,887
General and administrative expenses	269,039	115,868	579,172	341,827
Depreciation	417	320	1,057	1,693
Interest expense	145,740	41,790	440,538	111,715
Change in fair value of derivative liability	6,474	(16,814)	(11,018)	2,798
Loss on extinguishment of debt	-	116,541	305,000	116,541
Loss before provision for income taxes	(380,670)	(223,072)	(1,257,836)	(574,929)

Provision for income taxes	-	-	1,600	-
Net loss	$(380,670)	$(223,072)	$(1,259,436)	$(574,929)

Total net property, plant, and equipment assets
Monitoring			$562,542	$127,815
Distributorships			350,298	58,410
Corporate			12,889	2,599
			$925,729	$188,824

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

Note 7 - Deferred revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of September 30, 2017 and December 31, 2016, deferred revenue consist of the following:

	September 30, 2017	December 31, 2016
Monitoring deferred revenues	$91,057	$103,831
Distributorship deferred revenues	7,000	58,500
Total	$98,057	$162,331

Note 8 – Notes Payable

Notes payable consist of the following:

	September 30, 3017		December 31, 2016
	Principal	Accrued interest	Principal	Accrued interest
Convertible notes
Convertible note #1	$7,500	$208	$7,500	$31
Debt discount	-	-	(3,104)	-
Convertible note #2	50,000	2,034	50,000	1,617
Debt discount	(3,115)	-	(20,620)	-
Subtotal convertible notes net	54,385	2,242	33,776	1,648

Promissory notes
Promissory note #1	-	-	990	-
Promissory note #2	-	-	13,278	-
Debt discount	-	-	(3,510)	-
Promissory note #3	50,000	1,500	50,000	-
Debt discount	(13,542)	-	(32,292)	-
Promissory note #4	10,000	2,200	10,000	400
Debt discount	(384)	-	(7,308)	-
Promissory note #5	36,100	1,504	36,100	3,581
Promissory note #6	5,040	-	5,040	106
Debt discount	(420)	-	(4,200)	-
Promissory note #7	24,960	2,629	24,960	-
Promissory note #8	50,000	2,083	50,000	-
Promissory note #9	50,400	1,050	-	-
Debt discount	(8,085)	-	-	-
Promissory note #10	70,000	2,917	-	-
Debt discount	(22,166)	-	-	-
Promissory note #11	75,000	3,411	-	-
Debt discount	(24,583)	-	-	-
Subtotal promissory notes net	302,320	17,294	143,058	4,087

Royalty notes
Royalty note #1	15,107	-	46,876	-
Debt discount	(14,549)	-	(45,903)	-
Royalty note #2	15,178	-	48,938	-
Debt discount	(14,844)	-	(41,133)	-
Royalty note #3	192,000	8,000	192,000	-
Debt discount	(128,000)	-	(176,000)	-
Royalty note #4	325,000	13,542	325,000	4,375
Debt discount	(225,894)	-	(311,258)	-
Subtotal royalty notes net	163,997	21,542	38,520	4,375

Related party promissory note
Related party promissory note	-	-	97,749	-
Total notes	$520,702	$41,078	$313,103	$10,110

Current portion	$209,346	$41,078	$238,264	$10,110
Long-term portion	$311,356	-	$74,839	$-

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2016, we generated total revenues of $303,765 (restated), compared to $30,569 in the year ending December 31, 2015. From July 2, 2013 (inception) to December 31, 2016, we experienced a net loss and accumulated deficit of $1,531,330 and total liabilities of $727,812 including $97,749 in notes payable to our president, Laurence Wainer. For the three and nine months ended September 30, 2017, we had total revenues of $479,415 (restated) and $960,926 (restated), respectively, and a net loss of $380,670 (restated) and $1,259,436 (restated), respectively.

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

Our website is www.blowanddrive.com.

Results of Operations

Three Months Ended September 30, 2017 (Unaudited) Compared to Three Months Ended September 30, 2016 (Unaudited)

	For the three months ended September 30,
	2017 (restated)	2016 (restated)
Revenue
Monitoring revenue	$394,139	$80,983
Distributorship revenue	85,276	13,275
Total revenue	479,415	94,258

Monitoring cost of revenue	57,817	8,899
Distributorship cost of revenue	1,000	-
Total cost of revenue	58,817	8,899
Gross profit	420,598	85,359

Operating expenses
Payroll	272,900	30,739
Professional fees	16,603	4,266
General and administrative expenses	269,039	115,868
Depreciation	90,512	16,040
Total operating expenses	649,054	166,914

Loss from operations	(228,456)	(81,555)

Other income (expense)
Interest expense	(145,740)	(41,789)
Change in fair value of derivative liability	(6,474)	16,814
Gain (loss) on extinguishment of debt	-	(116,541)
Total other income (expense)	(152,214)	(141,516)

Net loss	$(380,670)	$(223,071)

Operating Loss; Net Loss

Our net loss increased by $157,599, from ($223,071) (restated) for the three months ended September 30, 2016 to ($380,670) for the three months ended September 30, 2017. Our operating loss increased by $146,901, from ($81,555) (restated) to ($228,456) (restated) for the same periods. The increase in our net loss for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is the result of an increase in our payroll expenses of $242,161 our general and administrative expenses of $153,171, our depreciation expense of $74,472, our professional fees of $12,337, our interest expense of $103,951, and our change in fair value of derivative liability of $23,288, offset by an increase in our gross profit of $335,239 for the period and a decrease in loss on debt extinguishment of $116,541. These changes are detailed below.

Revenue

During the three months ended September 30, 2017 we had $479,415 (restated) in revenues, with $394,139 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $85,276 (restated) coming from revenues received from our distributors, compared to $80,983 (restated) and $13,275 (restated) from these revenue sources for the same period one year ago, respectively. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road. In September 2017, we terminated our agreement dated September 5, 2015 with our major distributor. We sent letters to all customers of the distributor and believe that we will retain most, if not all, of the distributor’s customers.

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

Payroll

Our payroll increased by $242,161 from $30,739 (restated) for the three months ended September 30, 2016 to $272,900 for the three months ended September 30, 2017. This increase was related to hiring additional personnel as we put more units on the road and to a large increase in estimated payroll taxes. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

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

General and Administrative Expenses

General and administrative expenses increased by $153,171 from $115,868 (restated) for the three months ended September 30, 2016 to $269,039 for the three months ended September 30, 2017. Increases were $73,757 for advertising, $32,241 for royalties, $27,349 for investor relations, $22,020 for bad debt expense, $13,964 for commissions, $12,989 for fixed assets disposed of, $9,688 for travel and related expenses, $8,180 for telephone, and $23,540 miscellaneous expenses, offset by decreases of $11,037 for dues & subscriptions and $59,520 for stock compensation expense for a former employee in 2016.

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

Nine Months Ended September 30, 2017 (Unaudited) Compared to Nine Months Ended September 30, 2016 (Unaudited)

	For the nine months ended September 30,
	2017 (restated)	2016 (restated)
Revenue
Monitoring revenue	$674,197	$200,188
Distributorship revenue	286,729	19,225
Total revenue	960,926	219,413

Monitoring cost of revenue	111,884	26,617
Distributorship cost of revenue	7,739	-
Total cost of revenue	119,623	26,617
Gross profit	841,303	192,796

Operating expenses
Payroll	457,288	95,986
Professional fees	93,505	65,887
General and administrative expenses	579,172	341,827
Depreciation	234,654	32,971
Total operating expenses	1,364,619	536,671

Loss from operations	(523,316)	(343,875)

Other income (expense)
Interest expense	(440,538)	(111,714)
Change in fair value of derivative liability	11,018	(2,798)
Gain (loss) on extinguishment of debt	(305,000)	(116,541)
Total other income (expense)	(734,520)	(231,053)

Loss before provision for income taxes	(1,257,836)	(574,928)

Provision for income taxes	1,600	-
Net loss	$(1,259,436)	$(574,928)

Operating Loss; Net Loss

Our net loss increased by $684,508, from ($574,928) (restated) for the nine months ended September 30, 2016 to ($1,259,436) (restated) for the nine months ended September 30, 2017. Our operating loss increased by $179,441, from ($343,875) (restated) to ($523,316) (restated) for the same periods. The increase in our net loss for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is the result of an increase in our payroll expenses of $353,622, our general and administrative expenses of $246,625, our depreciation expense of $201,683, our professional fees of $27,618, our interest expense of $328,824, and our loss on extinguishment of debt of $188,459, offset by an increase in our gross profit of $648,507 for the period and a change in fair value of derivative liability of $13,816. These changes are detailed below.

Revenue

During the nine months ended September 30, 2017 we had $960,926 (restated) in revenues, with $674,197 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $286,729 (restated) coming from revenues paid to us from our distributors, compared to $219,413 (restated) total revenues during the nine months ended September 30, 2016, and $200,188 and $19,225 (restated) from these revenue sources for the same period one year ago, respectively. We expect the revenue we receive from monitoring our devices on the road will continue to increase as we have more units on the road. In September 2017, the company and its major distributor terminated their agreement dated September 5, 2015. The Company has sent letters to all customers of the distributor and believes that it will retain most, if not all, customers.

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

Payroll

Our payroll increased by $361,302, from $95,986 (restated) for the nine months ended September 30, 2016 to $457,288, for the nine months ended September 30, 2017. This increase was related to hiring additional personnel as we put more units on the road and to a large increase in estimated payroll taxes. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

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

General and Administrative Expenses

General and administrative expenses increased $237,345, from $341,827 (restated) for the nine months ended September 30, 2016 to $579,172 for the nine months ended September 30, 2017. Increases were $73,266 for advertising, $53,013 for investor relations, $44,400 for a settlement with a former employee (total settlement was $50,000, of which $5,600 was applied to accrued payroll), $40,593 for royalties, $22,020 for bad debt expenses, $21,794 was for postage, $12,989 for fixed assets disposed of, $12,833 for travel relate expenses, $12,569 for commission, $11,641 for telephone, $8,233 for office supplies, $7,198 for software expense, and $21,761 miscellaneous expense, offset by $93,520 stock compensation in 2016, and $11,445 less dues and subscriptions.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2017 and as of December 31, 2016, respectively, are as follows:

	September 30, 2017 (restated)	December 31, 2016 (restated)	Change
Cash	$84,370	$116,309	$(31,939)
Total current assets	$135,658	$180,561	$(17,494)
Total assets	$1,066,517	$793,161	$313,754
Total current liabilities	$900,453	$587,006	$313,447
Total liabilities	$1,213,595	$783,812	$429,783

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

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $179,428 for the nine months ended September 30, 2017, as compared to $182,150 for the nine months ended September 30, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of $1,259,436 (restated), a decrease in deferred revenue of $64,274 (restated), and a non-cash change in fair value of derivative liability of $11,019, offset by a decrease in accounts receivable of $6,760, an increase in accounts payable of $74,541, an increase in accrued expenses of $193,409, an increase in accrued interest of $30,968, a decrease in deposits of $1,123, a decrease in prepaid expenses of $792, and changes in non-cash loss on extinguishment of debt of $305,000, amortization of debt discount of $275,465, depreciation of $234,654, shares issued for services of $14,188, fixed assets disposed of $12,989, and allowance for doubtful accounts of $5,412. $182,150 in cash was used in operating activities for the nine months ended September 30, 2016.

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

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2017

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2017

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2017

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2017

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.23 (14)	Form of Securities Purchase Agreement

10.24 (14)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock, LLC dated January 21, 2018 (memorializing oral agreement between the parties dated September 30, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 7, 2018.

(12)	Incorporated by reference from our Current Report on Form 10-Q filed with the Commission on July 3, 2017.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 9, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: June 5, 2018		/s/ Laurence Wainer
	By:	Laurence Wainer
Chief Executive Officer

