Form 10-K
period 2017-12-31
Blow & Drive Interlock Corp
filed 2019-06-07
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55053

Blow & Drive Interlock Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-3590850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1427 S. Robertson Blvd. Los Angeles, CA	90035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (877) 238-4492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the voting stock held by non-affiliates: $2,742,645 as based on last reported sales price of such stock on June 30, 2017. The voting stock held by non-affiliates on that date consisted of 13,378,754 shares of common stock the closing stock price was $0.205.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 8, 2019, there were 30,211,875 shares of common stock, $0.001 par value, issued and outstanding.

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

On March 7, 2017, we entered into an Debt Conversion and Series A Preferred Stock Purchase Agreement (the “SPA”) with Mr. Wainer, one of our officers and directors at that time, under which we agreed to create a new series of non-convertible preferred stock entitled “Series A Preferred Stock,” with One Million (1,000,000) shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to the Company’s common stockholders; and Mr. Wainer agreed to acquire 1,000,000 shares of our Series A Preferred Stock, once created, in exchange for Mr. Wainer forgiving $25,537 in accrued salary we owed to him as of December 31, 2016. The Series A Preferred Stock was created with the State of Delaware by filing a Certificate of Designation on March 13, 2017. The description of the SPA set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.26 and is incorporated herein by reference.

On January 2, 2019, Mr. Wainer closed the transaction that was the subject of an Agreement to Purchase Common Stock and Preferred Stock (the “Agreement”) between Mr. Wainer and The Doheny Group, LLC, a Nevada limited liability company (“Doheny Group”), under which Doheny Group acquired 8,924,000 shares of our common stock (the “Common Shares”) and One Million (1,000,000) shares of our Series A Preferred Stock (the “Preferred Shares” and together with the Common Shares, the “Shares”), from Mr. Wainer in exchange for $30,000. Combined, the Shares represent approximately 84% of our outstanding voting rights. Mr. David Haridim is the principal of Doheny and was appointed to our Board of Directors and as our sole executive officer. We were a party to the Agreement solely for the purpose of acknowledging certain representations and warranties about the company in the Agreement. The description of the Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.20 and is incorporated herein by reference.

Our offices are located at 1427 S. Robertson Blvd., Los Angeles, CA 90035, telephone number (877) 238-4492.

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

The primary market for the BDI-747/1 Ignition Interlock Device is as a breathalyzer device to be used by persons convicted of a driving under the influence of alcohol. In order for the BDI-747/1 to be used in states for persons convicted of driving under the influence the device must be approved by each individual state. The process to get the device approved varies greatly state-to-state. As of December 31, 2017, the BDI-747/1 was approved for use in five states, namely Oregon, Texas, Arizona, Kentucky, and Tennessee. As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of March 31, 2019, the BDI-747/1 device was only approved in Arizona and Texas. The states where our BDI-747/1 device is approved has decreased primarily as a result of new state certification rules that require increased capital investment that we are not to afford.

In states where the BDI-747/1 is approved as a BAIID, we lease the BDI-747/1 devices to offenders, typically for twelve months, but the time could differ on a case-by-case basis depending on the sentence received by the offender. In some states we market, lease, install and support the devices directly and in other states we sell distributorships to authorized distributors allowing them to lease, install, service, remove and support the BDI-747/1 devices. Currently, we lease the devices directly in the states we are approved, except West Phoenix, Arizona and Lubbock, Texas, where we have licensed distributors that lease the devices.

In states where we lease the devices directly to consumers, we typically charge between $89-$189 in upfront fees for the user (which covers one month of the lease payment), and then between $69-$89/month for the other eleven months of the lease for the typical one year lease. The lease payment covers the installation of the device in the consumer’s vehicle, the rental of the device, recalibration of the device as required by each state (typically every 30 to 60 days) and the monitoring services for the device, which are then reported to the state in accordance with each state’s requirements. In states and areas where we do not have a direct presence, which we only have in Phoenix, Arizona, we contract with independent service centers, such as car alarm installation companies or other auto services companies, to perform the installations of our BDI-747/1 device, which centers must be approved by the states in which we perform the installations. Because our devices are installed in consumers’ vehicles are part of a judicially-mandated program, and since the use of the device controls the individual’s driving privileges, collection rates of the monthly leasing fees is close to 100%. The failure to make the payment could be a violation of the consumer’s sentence or probation and could cause them to lose the device and their driving privileges.

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

As of December 31, 2017, we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors, compared to December 31, 2016, when we had approximately 1,075 units on the road, with approximately 327 devices being leased directly from us and approximately 748 devices leased through our distributors. Notably, as of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017.

Due to the decrease in the number of states where our BDI-747/1 device is approved, and the resulting decrease in the number of devices we have on the road, our management is currently exploring all options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

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

Marketing

In 2017, most of our marketing consisted of getting approval for our BDI-747/1 device in as many states as possible. By gaining approval in a state our BDI-747/1 device appears on that state’s list of approved breathalyzer ignition interlock devices. Someone convicted of driving under the influence that is required to use a breathalyzer ignition interlock device must choose one from the list of state-approved devices. As a result, by gaining approvals in states, our device is automatically disseminated to our targeted consumers by the state. In addition to trying to obtain approvals in as many states as we can, our other marketing efforts related to our BDI-747/1 device have largely consisted of speaking with various individuals and companies that are in the breathalyzer ignition interlock device industry, such as companies in the business of conducting educational courses for individuals convicted of driving under the influence of alcohol, companies in the business of installing ignition interlock devices, and individuals involved in the approval process for breathalyzer ignition interlock devices.

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

Manufacturing

We are the primary manufacturer of our BDI-747/1 device, through our wholly-owned subsidiary, BDI Manufacturing, Inc., an Arizona corporation. However, we do utilize a supply and assembly company called C4 Development Ltd., a Hong Kong corporation (“C4 Development”). On June 29, 2015, we entered into a Supply Agreement with C4 Development, under which C4 Development supplies us with a part known as the “PCB with Alcohol Tester.” This device has certain parts utilized in our BDI-747/1 device, but the PCB with Alcohol Tester is not a device, by itself, that is capable of obtaining approval from the NHTSA as a breath alcohol interlock device. Once we obtain these parts for a device from C4 Development, we compile the components to the devices at our facility in Phoenix, Arizona in order to create our BDI-747/1 device.

Competition

The business of breathalyzer ignition interlock device industry is competitive, and from time-to-time new companies may appear on the list of approved providers in various states, however, there is a high barrier to entry due to the cost of development fees, manufacturing fees, NHSTA-approved testing, and state field testing. We compete with a number of successful companies in the industry, including, but not limited to, LifeSafer®, Smart Start®, Intoxalock®, Guardian Interlock Systems and Dräger. These larger companies have greater financial resources than we do, have approval in most (if not all) states, and likely have 50,000 of their respective ignition interlock devices on the road each. By comparison as of March 31, 2019, we were approved in two states and had approximately 1,100 units on the road. Although we believe our BDI-747/1 device compares favorably to the interlock devices provided by our competitors, we will need to raise significant capital and gain approval in most states in order capitalize on our BDI-747/1 device. We believe if we do this we will be able to compete better with these larger competitors.

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

Our BDI-747/1 device was certified by an independent testing laboratory in June 2015. As of December 31, 2017, the BDI-747/1 was approved for use in five states, namely Oregon, Texas, Arizona, Kentucky, and Tennessee. As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of March 31, 2019, the BDI-747/1 device was only approved in Arizona and Texas.

Employees

As of December 31, 2017, we had seven independent contractors, which primarily install, calibrate, remove and monitor our BDI-747/1 devices. Mr. Laurence Wainer, our President and Secretary at December 31, 2017, was an independent contractor. At December 31, 2017, we had approximately 35 installers and technicians working in the states where we approved that are independent contractors.

As of December 31, 2018, we had four independent contractors, which primarily install, calibrate, remove and monitor our BDI-747/1 devices. Mr. Laurence Wainer, our President and Secretary at December 31, 2018, was an independent contractor. We have approximately 25 installers and technicians working in the states where we approved that are independent contractors.

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

If our products do not gain state approvals, are removed in jurisdictions where previously approved, and/or do not meet expected market acceptance, prospects for our sales revenue may be affected.

We use the BDI-747/1 device in the judicially-mandated market for DUI offenders. The judicially-mandated market is where a breathalyzer device is required by law as a punishment for the committing a crime. As a result, sales and servicing of our product is dependent upon us gaining approval in each individual state and/or locality where we want to lease our products. This result can be expensive and time-consuming and there is no guarantee we will be successful in obtaining approval in all the states where we apply and if we don’t get approval in a sufficient number of states the market for our products will suffer. Additionally, even if we gain state approval, there is no guarantee our products will stay as an approved device (we could get our approval revoked in one or more states) or will be chosen by a sufficient number of DUI offenders in those states to provide us with sufficient revenues to pay our expenses.

We plan to lease the BDI-747/1 device in many states through third-party distributors. If we are unsuccessful in finding qualified distributors or our distributors do not perform well, our business could suffer.

While we have a retail location in Phoenix, Arizona, and may open more in the future, under our current business plan we plan to lease the BDI-747/1 device through third-party distributors in many regions and states. If we are unable to find qualified distributors in certain regions and/or states, and/or the distributors we contract with do not perform well, then we may not lease and service as many of our BDI-747/1 devices as we anticipate, and our business would suffer as a result.

If critical components become unavailable or our suppliers delay their production of our key components, our business will be negatively impacted.

Currently, we rely on a primary supplier to supply us with the primary components for our BDI-747/1 device, which we then use to complete the assembly at our location in Phoenix, Arizona. As a result, the stability of component supply is crucial to our ability to get sufficient supplies to manufacture our products. Due to the fact we currently assemble our device from “off the shelf” parts and components, some of our critical devices and components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

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

Our BDI-747/1 device has lost its approval in a number of states and our number of devices on the road has been declining. At some point our business may not be viable. Our management is currently exploring all options regarding our current business, as well as other businesses.

Due to the decrease in the number of states where our BDI-747/1 device is approved, and the resulting decrease in the number of devices we have on the road, our management is currently exploring all options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation. In the event we take out loans to fund our operations and/or public filing requirements, the terms of such financing may be on terms not favorable to us and could lead to a significant decrease in our stock price. In the event we sell our existing business or undergo a merger or business combination transaction our shareholders could incur significant dilution due to shares of our stock being issued to any incoming business.

As of December 31, 2017, our internal controls were not effective which led to material weaknesses in our internal controls over financial reporting and, as a result, we may not be able to report our financial results accurately or timely and in the future could have a problem to detecting fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective, and as of December 31, 2017 they were not effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the OTC Pink-tier of OTC Markets. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

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

ITEM 2 – PROPERTIES

As of December 31, 2017, our executive offices, consisted of approximately 1,200 square feet, were located at 5503 Cahuenga Blvd., #203, Los Angeles, California 91601. Under our lease of these premises, we were paying $2,212 per month and the lease was to run through January 2020, but this lease was transferred to another entity when Mr. Wainer sold his controlling interest to Doheny Group, LLC, a limited liability company controlled by David Haridim, our sole officer and director.

As of January 2, 2019, our executive offices are located at 1427 S. Robertson Blvd., Los Angeles, CA 90035, and we have this location rent free from our executive officer.

As of January 2, 2019, our manufacturing facility is located at 2352 E. University Drive, Suite D-105, Phoenix, AZ 85034, under the terms of a two year lease that ran from October 31, 2016 to October 31, 2018, at $1,030 per month. Beginning in November 2018 the lease went to month-to-month at $1,696 per month.

ITEM 3 - LEGAL PROCEEDINGS

On February 21, 2018, we filed a Complaint in the Superior Court of the State of Arizona, County of Maricopa against EZ Interlock, LLC (Blow & Drive Interlock Corp. v. EZ Interlock, LLC (Case No. CV2018-051689, Superior Court of the State of Arizona, Maricopa County) for Conversion, Implied/Quasi Contract and Quantum Meruit, Unjust Enrichment, Tortious Interference with Business Expectancy/Prospective Business Relations, and Lost Profits. The basis for our lawsuit was that EZ Interlock an authorized installer of ours in the State of Arizona, was a customer of BDI Interlock, LLC, one of our distributors, and EZ Interlock was installing our BDI-747/1 devices for customers in Arizona and collecting fees from such customers, but stopped remitting payment to BDI Interlock, LLC, which, in turn, was unable to remit funds to us. We filed the lawsuit to have EZ Interlock stop installing our devices, return our devices in its possession, and pay the amounts owed to BDI Interlock and us for the customers paying EZ Interlock for our devices. EZ Interlock filed an Answer and Counterclaim on July 23, 2018. Shortly after filing our Complaint, the Court granted our request for a Temporary Restraining Order and Preliminary Injunction from continuing to install devices and return the devices in its possession. On February 7, 2019, our new management elected to dismiss the lawsuit, without prejudice, based on their opinion that our chances of recovering money from EZ Interlock was slim compared to amount that would be necessary to fund the litigation. We received most of our devices back from EZ Interlock. No discovery was conducted during the litigation.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BDIC.” We were listed on June 30, 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2017 and 2016, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2016	First Quarter	$1.25	$0.70
	Second Quarter	$1.05	$0.40
	Third Quarter	$0.53	$0.15
	Fourth Quarter	$0.53	$0.10

2017	First Quarter	$0.55	$0.28
	Second Quarter	$0.40	$0.19
	Third Quarter	$0.36	$0.22
	Fourth Quarter	$0.29	$0.22

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

Holders

As of December 31, 2017, there were 24,776,266 shares of our common stock outstanding held by 105 holders of record and numerous shares held in brokerage accounts. As of March 20, 2019, there were 30,211,875 shares of our common stock outstanding held by 137 holders of record. Of these shares, 18,640,960 were held by non-affiliates. As of June 30, 2017, we had 13,378,754 shares held by non-affiliates. On the cover page of this filing we value the 13,378,754 shares held by non-affiliates as of June 30, 2017 at $2,742,645. These shares were valued at $0.205 per share, based on our closing share price on June 30, 2017.

As of December 31, 2017, there were 1,000,000 shares of our preferred stock outstanding, with all shares being Series A Preferred Stock. Our Series A Preferred has One Million (1,000,000) shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over our common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. As of December 31, 2017, all 1,000,000 shares of Series A Preferred Stock were held by Laurence Wainer, our then sole officer and director. As of March 20, 2019, the 1,000,000 shares of Series A Preferred Stock are held by The Doheny Group, LLC, a limited liability company controlled by David Haridim, our sole officer and director.

Warrants

We currently have one warrant outstanding to purchase our common stock:

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2017.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2017, we issued the following unregistered securities. All such securities were issued pursuant exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

During the three months ended December 31, 2017, we issued an aggregate of 2,099,502 shares of our common stock and issued warrants to purchase an aggregate of 469,880 shares of common stock to 22 non-affiliated investors in exchange for $270,939. The warrants have an exercise price of $1.00 per share and expire four (4) years from the date of issuance. Based on the representations made the investors in their Common Stock Purchase and Warrant Agreement the investors were sophisticated, familiar with our operations, and there was no solicitation. As a result, the issuances of the securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

Overview and Outlook

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2017, we generated total revenues of $1,235,433, compared to $303,765 in the year ending December 31, 2016.

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

As of December 31, 2017, the BDI-747/1 was approved for use in five states, namely Oregon, Texas, Arizona, Kentucky, and Tennessee. As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of March 31, 2019, the BDI-747/1 device was only approved in Arizona and Texas. The states where our BDI-747/1 device is approved has decreased primarily as a result of new state certification rules that require increased capital investment that we are not able to afford.

We have a storefront location in Phoenix, Arizona and contract with four qualified contractors to install, calibrate, remove and monitor the devices. Our business plan includes growth of the company by continuing to complete and submit more state applications and to build up our service infrastructure by utilizing our own retail infrastructure, distributors and franchisees.

As of December 31, 2017, we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017.

Due to the decrease in the number of states where our BDI-747/1 device is approved, and the resulting decrease in the number of devices we have on the road, our management is currently exploring all options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

Results of Operations for the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016 (restated)

Monitoring revenue	$926,454	$212,128
Distributorship revenues	308,979	91,637
Total revenues	1,235,433	303,765

Monitoring cost of revenue	153,059	38,276
Distributorship cost of revenues	7,738	2,892
Total cost of revenues	160,797	41,168

Gross profit	1,074,636	262,597

Operating expenses:

Payroll	473,620	147,231
Professional fees	146,406	92,705
General and administrative	841,961	458,351
Depreciation	338,044	65,449
Impairment of fixed assets	801,983	-
Total operating expenses	2,602,014	763,736

Loss from operations	(1,527,378)	(501,139)

Interest expense, net	(943,415)	(214,708)
Change in fair value of derivative liability	68,078	(22,231)
Gain (loss) on extinguishment of debt	(305,000)	(116,541)
Total other income (expense)	(1,180,337)	(353,480)

Loss before provision for income taxes	(2,707,715)	(854,619)

Provision for income taxes	1,600	1,600

Net loss	$(2,709,315)	$(856,219)

Operating Loss; Net Loss

Our net loss increased by $1,853,096, from $856,219 to $2,709,315 from the year ended 2016 compared to 2017. Our operating loss increased by $1,026,239, from $501,139 to $1,527,378 for the same periods. The change in our net loss for the year ended December 31, 2017, compared to the prior year is primarily a result of significant increases in our operating expenses and our other expenses, partially offset by an increase in our revenues. These changes are detailed below.

Revenue

During the year ended December 31, 2017 we had $1,235,433 in revenues, with $926,454 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $308,979 coming from revenues paid to us from our distributors, compared to $212,128 and $91,637 from these revenue sources for the same period one year ago. Our revenue increased during the year ended December 31, 2017 due to us having approximately 1,558 units on the road, compared to the year ended December 31, 2016, when we had approximately 1,075 units on the road. We expect the revenue we receive from monitoring our devices on the road, as well as revenue from distributors, will increase in any periods we have more devices on the road versus the comparable period and will decrease in any period we have fewer units on the road versus the comparable period. We do not believe our revenues will increase if our number of devices on the road decreases since we do not believe we will charge more for leasing the BDI-747/1 device than what we charge now in the foreseeable future.

Cost of Revenue

Our cost of revenue for the year ended December 31, 2017 was $160,797, compared to $41,168 for the year ended December 31, 2016. Our cost of revenue for the year ended December 31, 2017 was $153,059 for the revenue we received for the ongoing maintenance for units we lease to customers, and $7,738 related to the revenue we received from distributors. Our cost of revenue for the year ended December 31, 2016 was $38,276 for the revenue we received for the ongoing maintenance for units we lease to customers, and $2,892 related to the revenue we received from distributors.

Payroll

Our payroll increased by $326,389, from $147,231 to $473,620, from the year ended December 31, 2016 compared to December 31, 2017. The significant increase in our payroll expense was primarily a result of us contracting with additional personnel in 2017 as a result of having a more units on the road.

Professional Fees

Our professional fees increased during the year ended December 31, 2017 compared to the year ended December 31, 2016. Our professional fees were $146,406 for the year ended December 31, 2017 and $92,705 for the year ended December 31, 2016. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $383,610, from $458,351 for the year ended December 31, 2016 to $841,961 for the year ended December 31, 2017. This increase was primarily related to increases in advertising, consulting services ad certain public company compliance costs.

Depreciation

We had depreciation of $338,044 for the year ended December 31, 2017, compared to $65,449 for the same period one year ago. Our depreciation expense in 2017 and 2016 was primarily related to the depreciation of the BDI-747/1 devices.

Impairment of Fixed Assets

During the year ended December 31, 2017, we had impairment of fixed assets of $801,983, compared to $0 during 2016. The impairment of our fixed assets is a result of our management currently determining whether our current business model and operations are viable. Until this determination has been made, we have elected to impair our assets.

Interest Expense

Interest expense increased by $728,707 from $214,708 for the year ended December 31, 2016 to $943,415 for the year ended December 31, 2017. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended December 31, 2017, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago, and the related accretion of the substantial amount of debt discount associated with the debt.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2017, we had a change in fair value of derivative liability of $68,078 compared to ($22,231) for the same period in 2016. The change in fair value of derivative liability for both periods, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the year ended December 31, 2017, we had a loss on extinguishment of debt of $305,000 compared to $116,541 for the same period in 2016. The loss on extinguishment of debt in the year ended December 31, 2017, relates to the conversion of a note balance totaling $43,561.50 owed to Mr. Laurence Wainer into shares of our Series A Preferred Stock. The loss on extinguishment of debt in the year ended December 31, 2016, relates to the deemed extinguishment of royalty note #1 as discussed in Note 6 to the financial statements.

Liquidity and Capital Resources for Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Introduction

During the year ended December 31, 2017 and 2016, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2017 was $31,874 and our cash used in operations is approximately $50,000 per month. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2017 and as of December 31, 2016, respectively, are as follows:

	December 31, 2017	December 31, 2016 (restated)	Change

Cash	$31,874	$116,309	$(84,435)
Total Current Assets	63,445	180,561	(117,116)
Total Assets	68,576	793,161	(724,585)
Total Current Liabilities	585,749	482,303	103,446
Total Liabilities	$1,449,846	$783,812	$666,034

Our current assets decreased as of December 31, 2017 as compared to December 31, 2016, due to us having less cash on hand, and less accounts receivable, net. The significant decrease in our total assets between the two periods was also related to the decrease in our cash on hand, accounts receivable, net, as well as the significant decrease in furniture and equipment, net as of December 31, 2017. The significant decrease in our furniture and equipment, net is a result of us impairing our BDI-747/1 breathalyzer devices while our management determines and viability of our existing business operations.

Our current liabilities increased by $103,446, as of December 31, 2017 as compared to December 31, 2016. This increase was primarily due to increases in our notes payable-related party, convertible notes payable, royalty notes payable, accrued payables, accrued interest revenue, and derivative liability, partially offset by an increase in accrued expenses.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $384,641 for the year ended December 31, 2017, as compared to $431,021 for the year ended December 31, 2016. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of ($2,709,315), adjusted primarily by impairment of long-lived assets of $804,322, depreciation of $338,044, shares and warrants issued for services of $14,191, loss on extinguishment of debt of $305,000, write off of debt discount due to refinance of $352,511, loss on disposal of property and equipment of $98,800, change in fair value of derivative liability of ($61,254), and amortization of debt discount of $361,676, as well as changes in accrued expenses of ($9,045), deferred revenue of $22,047, deposits of $1,123, accounts payable of $6,552, inventory of $10,650, prepaid expenses of ($294), accrued royalties payable of $58,026, and accounts receivable of $22,325. For the period in 2016, the net cash used in operating activities consisted primarily of our net loss of ($856,219) (restated), adjusted primarily by change in fair value of derivative liability of $22,231, shares issued for services of $236,933, amortization of debt discount of $158,665, depreciation of $65,449, and loss on extinguishment of debt of $116,541 as well as changes in accrued expenses of $24,624, deferred revenue of $80,657 (restated), deposits of ($250,029), prepaid expenses of $212, inventory of ($285), accrued royalties payable of $1,967, accounts payable of $17,883, and accounts receivable of ($49,650).

Investments

We had cash used in investing activities in the year ended December 31, 2017 of $634,820, compared to $376,148 for December 31, 2016. For the year ended December 31, 2017, cash used in investing activities consisted of $884,820 of purchase of furniture and equipment, offset by $250,000 deposits used against the cost of purchasing interlock units. For the year ended December 31, 2016, cash used in investing activities consisted entirely of purchases of furniture and equipment.

Financing

Our net cash provided by financing activities for the year ended December 31, 2017 was $935,026, compared to $914,375 for the year ended December 31, 2016. For the year ended December 31, 2017, our net cash from financing activities consisted of proceeds from notes payable of $50,000, proceeds from notes payable-related party of $250,400, proceeds from issuance of common stock of $849,037, and proceeds from issuance of convertible notes payable of $5,000, partially offset by repayments of notes payable of ($56,662), payments on convertible notes payable of ($50,000), and payments on note payable related party of ($112,749). For the year ended December 31, 2016, our net cash from financing activities consisted of proceeds from notes payable of $209,980, proceeds from notes payable-related party of $666,220, and proceeds from issuance of common stock of $187,500, partially offset by repayments of notes payable of ($100,603) and payments on note payable-related party of ($48,722).

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations for 2017 through 2021:

	2017 (1)	2018	2019	2020	2021	Total

Debt obligations	$1,017,905	$745,747	$549,203	$350,000	$165,000	$2,827,855
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$1,017,905	$745,747	$549,203	$350,000	$165,000	$2,827,855

(1)	The interest amount for the contractual obligation for 2017 has been estimated.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2017, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2017.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of December 31, 2017, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Laurence Wainer	51	President, Chief Executive Officer, Chief Financial Officer Secretary (2014) and a Director (2014)

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

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 20, 2019, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

David Haridim	36	President, Chief Executive Officer, Chief Financial Officer Secretary (2019) and a Director (2019)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

David Haridim, age 36, was appointed as our President, Chief Executive Officer, Chief Financial Officer and Secretary on January 2, 2019. He was also appointed to our Board of Directors on the same date. Mr. Haridim has been the Manager of The Doheny Group, LLC since January 2016. The Doheny Group, LLC invests in private and public companies in different industries and Mr. Haridim, as the Manager of The Doheny Group analyzes and approves any and all investments made by The Doheny Group, LLC. Prior to founding The Doheny Group, LLC, Mr. Haridim was the managing partner at Whitestone International Group. Mr. Haridim attended Southwestern School of Law, graduating with a J.D. in 2012.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2017 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2017, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2017, to the Company’s knowledge, the following delinquencies occurred:

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2017;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2017,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2017 and 2016, and 2015, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Laurence Wainer President, COO, Secretary(1)	2017 2016 2015	60,500 52,000 16,300	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	60,500 52,000 16,300
Abraham Summers, CFO(2)	2017 2016	4,780 3,500	-0- -0-	-0- -0-	(3)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	4,780 3,500

(1)	Mr. Wainer was appointed President, Chief Executive Officer, Secretary and Director on February 6, 2014. He resigned effective January 2, 2019.
(2)	Mr. Summers was appointed Chief Financial Officer on November 15, 2016. Mr. Summers ceased performing his job responsibilities on May 10, 2017.
(3)	During 2016, Gnosiis International, LLC, an entity-controlled by Mr. Summers, received 533,100 shares of our common stock under the terms of a Finder’s Fee Agreement between us and Gnosiis International, LLC. Since those shares were paid as a finder’s fee for a transaction that closed prior to Mr. Summer’s appointment as our Chief Financial Officer, the value of those shares is not included in this table.

As noted above, on January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Since his appointment neither he nor Doheny Group, LLC has received any compensation from us as salary, royalties, stock, or otherwise.

Employment Contracts

On November 15, 2016, we entered into an employment agreement with Mr. Abraham Summers through Gnosiis International, LLC. Under the terms of the employment agreement, we agreed to employ Mr. Summers as our Chief Financial Officer until terminated by either party. Under the employment agreement we agreed to compensate Gnosiis and Mr. Summers an aggregate of 80% of the compensation paid by us to Mr. Laurence Wainer, our President, with 50% of the compensation paid to Mr. Summers as an employee and 50% paid to Gnosiis for consulting services. On June 19, 2017, we entered into a Termination of Services Agreement, under which the agreements we had with Mr. Summers and Gnosiis International, LLC, were terminated effective immediately. Mr. Summers also relinquished his right to serve on our Board of Director and Gnosiis relinquished any anti-dilution rights that mandated us to issue Gnosiis additional shares when we issued shares of our common stock. Under the Termination of Services of Agreement, we paid Mr. Summers $55,000 and issued Gnosiis 294,321 shares of our common stock .

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

The following table sets forth director compensation for 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Laurence Wainer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2017 and December 31, 2016. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2017:

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2017.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2017.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)	Percent of Voting Rights(3)

Common Stock	David Haridim (4)	President, CEO, CFO, Secretary and Director	11,570,915	(5)(6)	38.3%	8.9%

Common Stock	All Officers and Directors as a Group (1 person)		11,570,915	(5)(6)	38.3%	8.9%

(1)	Unless otherwise indicated, based on 30,211,875 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1427 S. Robertson Blvd., Los Angeles, CA 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock.

(4)	Indicates one of our officers or directors.

(5)	Includes 11,570,915 shares owned The Doheny Group, LLC, an entity controlled by Mr. Haridim. Of the 11,570,915 shares, 447,914 shares were inadvertently issued in the name of David Haridim, the principal of The Doheny Group, LLC, but they are owned by The Doheny Group, LLC.

(6)	The Doheny Group, LLC is owed additional shares of our common stock in accordance with certain anti-dilution rights The Doheny Group, LLC has requiring us to issue additional shares of common stock to The Doheny Group, LLC when we issue any shares of our common stock. Some of those anti-dilution shares have not been issued and are not included in the shares controlled by Mr. Haridim.

Series A Preferred Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)	Percent of Voting Rights(3)

Preferred Stock	David Haridim (4)	President, CEO, CFO, Secretary and Director	1,000,000	(5)	100%	76.8%

Common Stock	All Officers and Directors as a Group (1 person)		1,000,000	(5)	100%	76.8%

(1)	Unless otherwise indicated, based on 1,000,000 shares of our Series A Preferred Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1427 S. Robertson Blvd., Los Angeles, CA 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock. Each share of our Series A Preferred Stock has 100 votes on any matter brought before our common stockholders for a vote.

(4)	Indicates one of our officers or directors.

(5)	Includes shares held in the name of The Doheny Group, LLC, an entity controlled by David Haridim.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 7, 2017, we entered into an Debt Conversion and Series A Preferred Stock Purchase Agreement (the “SPA”) with Laurence Wainer, one of our officers and directors (“Wainer”), under which we agreed to create a new series of non-convertible preferred stock entitled “Series A Preferred Stock,” with One Million (1,000,000) shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over the Company’s common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights by the Company; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to the Company’s common stockholders; and Wainer agreed to acquire 1,000,000 shares of our Series A Preferred Stock, once created, in exchange for Wainer forgiving $25,537 in accrued salary we owed to him as of December 31, 2017.

As additional consideration for Wainer’s acquisition of the Series A Preferred Shares we entered into a Lockup Agreement with Wainer dated March 7, 2017 (the “Lockup Agreement”). Under the Lockup Agreement Wainer agreed to refrain selling 8,000,000 out of the approximately 9,700,000 shares of our common stock he owns until the expiration of the Lockup Period, as defined in the Lockup Agreement. The description of the Lockup Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

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

Corporate Governance

As of December 31, 2017, our Board of Directors consisted of Laurence Wainer. As of December 31, 2017, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of David Haridim as our sole director.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2017 and December 31, 2016 for professional services rendered by Benjamin & Young, LLP and Redwitz, Inc., respectively, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees and Audit Related Fees	$45,000	$49,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$45,000	$49,000

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

The board of directors has considered the nature and amount of fees billed by Benjamin & Young, LLP and Redwitz, Inc. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Benjamin & Young, LLP and Redwitz, Inc. independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.15 (11)	Phase 1 Loan Agreement with D1oheny Group, LLC dated September 30, 2016

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.23 (14)	Form of Securities Purchase Agreement

10.24 (14)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock LLC dated January 21, 2018 (memorializes oral agreement between the parties dated September 30, 2017)

10.25 (15)	Agreement to Purchase Common Stock and Preferred Stock dated December 31, 2018

10.26 (16)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 2, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2016.

(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 3, 2017.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 9, 2018.

(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 11, 2019.

(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 15, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: June 7, 2019		/s/ David Haridim
	By:	David Haridim
	Its:	President (Principal Executive Officer)

Dated: June 7, 2019		/s/ David Haridim
	By:	David Haridim
	Its:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7, 2019		/s/ David Haridim
	By:	David Haridim, Director, President, and Secretary

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of Blow & Drive Interlock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blow & Drive Interlock Corporation (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Benjamin & Young, LLP

We served as the Company’s Auditor since 2018

Anaheim, California

June 7, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Blow & Drive Ignition Interlock Corporation

and subsidiary:

We have audited the accompanying consolidated balance sheet of Blow & Drive Ignition Interlock Corporation and subsidiary (the Company) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blow & Drive Ignition Interlock Corporation and subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Redwitz, Inc.

Irvine, California

April 17, 2017, except for the items disclosed in Note 3 to the financial statements as to which the date is May 18, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
		(restated)
ASSETS

Current Assets:
Cash	$31,874	$116,309
Accounts receivable, net of allowance for doubtful accounts of $26,541 and $0, respectively	28,916	51,241
Prepaid expenses	2,655	2,361
Inventory	-	10,650
Total current assets	63,445	180,561

Property and equipment, net	-	356,346
Deposits	5,131	256,254

Total assets	$68,576	$793,161

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$39,695	$28,250
Accrued expenses	57,075	84,605
Accrued royalty payable	179,993	-
Deferred revenue	184,378	162,331
Derivative liability	12,302	73,556
Notes payable, net of debt discount of $18,729 and $10,818, respectively	60,006	13,450
Notes payable - related party, net of debt discount of $0 and $4,200, respectively	45,328	86,336
Convertible notes payable, net of debt discount of $0 and $23,725, respectively	6,972	33,775
Total current liabilities	585,749	482,303

Non-current liabilities:
Notes payable, net of debt discount of $14,473 and $78,195, respectively	21,274	18,681
Notes payable - related party, net of debt discount of $0 and $528,591, respectively	839,306	160,860
Convertible notes payable, net of debt discount of $2,011 and $0, respectively	3,517	-
Accrued royalties payable	-	121,968
Total non-current liabilities	864,097	301,509

Total liabilities	1,449,846	783,812

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,00,000 shares authorized, 1,000,000 and 0 shares issued or issuable, respectively	1,000	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 26,223,834 and 19,575,605 shares issued or issuable, respectively	2,622	1,958
Additional paid-in capital	2,911,753	1,594,721
Accumulated deficit	(4,296,645)	(1,587,330)
Total stockholders’ equity (deficit)	(1,381,270)	9,349

Total liabilities and stockholder’s equity (deficit)	$68,576	$793,161

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2017	December 31, 2016
		(restated)
Revenue:
Monitoring revenues	$926,454	$212,128
Distributorship revenues	308,979	91,637
Total revenues	1,235,433	303,765

Cost of sales:
Monitoring cost of revenue	153,059	38,276
Distributorship cost of revenue	7,738	2,892
Cost of sales	160,797	41,168

Gross profit	1,074,636	262,597

Operating expenses:
Payroll	473,620	147,231
Professional fees	146,406	92,705
General and administrative	841,961	458,351
Depreciation	338,044	65,449
Impairment of fixed assets	801,983	-
Total operating expenses	2,602,014	763,736

Loss from operations	(1,527,378)	(501,139)

Other income (expense)
Interest expense, net	(943,415)	(214,708)
Change in fair value of derivative liability	68,078	(22,231)
Gain (loss) on extinguishment of debt	(305,000)	(116,541)
Total other income (expense)	(1,180,337)	(353,480)

Loss before provision for income taxes	(2,707,715)	(854,619)

Provision for income taxes	1,600	1,600

Net loss	$(2,709,315)	$(856,219)

Loss per share:
Basic and diluted	$(0.12)	$(0.05)

Weighted-average shares of common stock outstanding:
Basic and diluted	$22,856,861	$16,478,128

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
						(restated)	(restated)
Balance December 31, 2015	-	$-	15,006,750	$1,500	$438,547	$(731,111)	$(291,064)

Shares issued for services			667,517	67	236,866	-	236,933
Shares issued for cash	-	-	1,273,576	127	187,373	-	187,500
Shares issued related to debt	-	-	2,531,485	254	731,945		732,199
Shares issued related to anti-dilution	-	-	96,277	10	(10)	-	-
Net loss	-	-	-	-	-	(856,219)	(856,219)

Balance December 31, 2016 (restated)	-	-	19,575,605	1,958	1,594,721	(1,587,330)	9,349

Shares issued for services	-	-	27,180	3	13,910	-	13,913
Shares issued for debt reduction	1,000,000	1,000	-	-	349,000		350,000
Warrants issued for services	-	-	-	-	278	-	278
Shares issued related to debt	-	-	195,400	18	105,450	-	105,468
Shares issued for cash	-	-	5,686,656	569	848,468	-	849,037
Shares issued related to anti-dilution	-	-	739,253	74	(74)	-	-
Others	-	-	(260)	-	-	-	-
Net loss	-	-	-	-	-	(2,709,315)	(2,709,315)

Balance December 31, 2017	1,000,000	$1,000	26,223,834	$2,622	$2,911,753	$(4,296,645)	$(1,381,270)

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	December 31, 2017	December 31, 2016
		(restated)
Cash flows from operating activities:
Net loss	$(2,709,315)	$(856,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338,044	65,449
Shares issued for services	13,913	236,933
Warrants issued for services	278	-
Loss on extinguishment of debt	305,000	116,541
Write off of debt discount due to refinance	352,511	-
Amortization of debt discount	361,676	158,665
Change in fair value of derivative liability	(61,254)	22,231
Loss on disposal of property and equipment	98,800	-
Impairment of long-lived assets	804,322	-
Changes in operating assets and liabilities:
Accounts receivable	22,325	(49,650)
Prepaid expenses	(294)	212
Inventory	10,650	(285)
Deposits	1,123	(250,029)
Accounts payable	6,552	17,883
Accrued expenses	(9,045)	24,624
Deferred revenue	22,047	80,657
Accrued royalties payable	58,026	1,967
Net cash used in operating activities	(384,641)	(431,021)

Cash flows from investing activities:
Purchase of property and equipment	(884,820)	(376,148)
Deposits on units	250,000	-
Net cash provided by (used in) investing activities	(634,820)	(376,148)

Cash flows from financing activities:
Proceeds from issuance of common stock	849,037	187,500
Proceeds from issuance of notes payable	50,000	209,980
Payments on notes payable	(56,662)	(100,603)
Proceeds from issuance of convertible notes payable	5,000	-
Payments on convertible notes payable	(50,000)	-
Proceeds from notes payable - related party	250,400	666,220
Payments on note payable related party	(112,749)	(48,722)
Net cash provided by financing activities	935,026	914,375

Net increase (decrease) in cash and cash equivalents	(84,435)	107,206

Cash at beginning of period	116,309	9,103

Cash at end of period	$31,874	$116,309

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$134,105	$48,032
Income taxes	$800	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$14,188	$236,933
Establishment of debt discount for royalty notes	$-	$120,000
Preferred stock issued for debt reduction	$350,000	$-

The accompanying notes are an integral part of these financial statements.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

In 2015, the Company formed BDI Manufacturing, Inc., an Arizona corporation which is a 100% wholly owned subsidiary of Blow & Drive Interlock Corporation.

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

On December 31, 2018, Laurence Wainer, CEO of the Company, and The Doheny Group, a major note holder of the Company, reached an agreement in which Laurence Wainer sold 8,924,000 shares of common stock and 1,000,000 shares of preferred stock for a total of $30,000. Upon completion of the sale, David Haridim, managing member of The Doheny Group, assumed the position of CEO of Blow and Drive.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company.

Consolidation

The accompanying consolidated financial statements include the results of operations of BDI Manufacturing (the Subsidiary). All material intercompany accounts and transactions between the Company and the Subsidiary have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2017, the Company had an accumulated deficit of $4,296,645. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the prior sale of equity securities and issuance of notes payable, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital for the next 12 months. The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and

2)	Seek additional capital to continue its operations as it rolls out its current products. The Company is currently evaluating additional debt or equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable pricing.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and achieve profitable operations. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $192,941 and $67,462 for the years ended December 31, 2017 and 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2017 and December 31, 2016 is adequate, but actual write-offs could exceed the recorded allowance.

Inventories

Inventories are valued at the first-in first-out method and at December 31, 2016 consists of spare parts for the BDI 747 monitoring units. The Company wrote off all inventory and spare parts at December 31, 2017, as the Company intends to exit the interlock business and believes that it would not be able to sell the inventory to another company. The Company wrote-off $10,650 for the year ended December 31, 2017.

Property and Equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Fixed assets are examined for the possibility of decreases in value when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company determined that property and equipment is impaired as the Company plans to dispose all of its assets and the Company determined that property and equipment did not have any value as of December 31, 2017. The Company wrote-off $791,333 net property and equipment for the year-ended December 31, 2017.

Royalty Accrual

The Company entered into royalty agreement to be paid out in perpetuity based on number of units sold for specified product model in year 2017 and 2016 in connection with notes payable as discussed in Note 8. These estimates were performed at the inception for the notes to reflect the associated debt discount. The Company accruals royalties and is reduced by payments.

Derivative Liability

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and 2016, the fair value of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and convertible debt approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurement

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

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Fair Value Measurements Using

	Level 1	Level 2	Level 3
Balance December 31, 2015	$-	$51,325	$-
Additions to fair value of derivative liability	-	-	-
Change in fair value of derivative liability	-	22,231	-
Balance December 31, 2016	-	73,556	-
Additions to fair value of derivative liability	-	6,825	-
Change in fair value of derivative liability	-	(68,079)	-
Balance December 31, 2017 (unaudited)	$-	$12,302	$-

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

The total number of potential additional dilutive securities outstanding for the years ended December 31, 2017 and 2016, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock and the stock’s trading price.

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

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Concentrations

All of the Company’s ignition interlock devices are purchased from one supplier in China. The loss of this supplier could have a material impact on the Company’s ability to timely obtain additional units.

The Company has multiple distributors as of December 31, 2017 and is actively engaging more in new markets. However, for the year ended December 31, 2017, one distributor, licensed in four states, makes up approximately 85% of all revenues from distributors. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated January 21, 2018 that memorialized a September 30, 2017 oral agreement, the Company and its largest distributor cancelled their distributorship agreement dated September 5, 2015. See Note 15 below.

For the year ended December 31, 2016, one distributor, licensed in four states, made up approximately 90% of all revenues from distributors and 93% of accounts receivable at December 31, 2016.

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

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

As of December 31, 2016, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired. As of December 31, 2017, the Company impaired property and equipment in the net amount of $801,983.

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

Recently Issued Accounting Pronouncements

In November 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-14, income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). The ASU modified Topic 220 such that an operating-differential subsidy must be set forth as a separate line item in the statement of comprehensive income either under a revenue caption presented separately from revenue from contracts with customers accounted for under ASC Topic 606 or as credit in the costs and expenses section. The ASU essentially deleted Topic 605 and noted that it was superseded by Topic 606. The ASU modified Topic 606 for vaccine manufacturers to recognize revenue when vaccines are placed into Federal Governmental stockpile programs because control of the enumerated vaccines will have been transferred to the customer and the criteria to recognize revenue in a bill-and-hold arrangement under ASC Topic 606 will have been met. The Company is currently evaluating the impact of adopting this guidance.

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition, Revenue from Contracts with Customers, Leases. The ASU adds SEC paragraphs to the new revenue and leases sections of the Accounting Standards Codification (ASC or Codification) on the announcement the SEC Observer made at the 20 July 2017 EITF meeting. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. This would include entities whose financial statements are included in another entity’s SEC filing because they are significant acquirees under Rule 3-05 of Regulation S-X, significant equity method investees under Rule 3-09 of Regulation S-X and equity method investees whose summarized financial information is included in a registrant’s financial statement notes under Rule 4-08(g) of Regulation S-X. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share; Distinguishing Liabilities from Equity; Derivatives and Hedging; Accounting for Certain Financial Instruments with Down Round Features; Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. An entity will no longer have to consider “down round” features (i.e., a provision in an equity-linked financial instrument or an embedded feature that reduces the exercise price if the entity sells stock for a lower price or issues an equity-linked instrument with a lower exercise price) when determining whether certain equity-linked financial instruments or embedded features are indexed to its own stock. An entity that presents earnings per share (EPS) under ASC 260 will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The new guidance will require new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. The ASU also replaces today’s indefinite deferral of the guidance in ASC 480-10 for certain mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests with a scope exception. This change does not require any transition guidance because it does not have an accounting effect. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The effect of the adoption of the standard will depend on the nature and amount of any future transactions.

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

3.	RESTATEMENTS

Below are the restated December 31, 2016 financial statements. The original December 31, 2016 financial statements erroneously recognized the entire upfront fees from two of its independent distributors in revenue at the time the Company delivered the exclusive license to the distributors rather than over the term of the agreements (5 years). To correct that error, the Company has shown the portion of the upfront fees attributable to that period only.

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	December 31, 2016 as filed	Restatement adjustment	Restated December 31, 2016

Assets
Current Assets
Cash	$116,309		$116,309
Accounts receivable, net	51,241		51,241
Prepaid Expenses	2,361		2,361
Inventories	10,650		10,650
Total Current Assets	180,561	-	180,561
Other Assets
Deposits	256,254		256,254
Furniture and equipment	356,346		356,346
Total Assets	$793,161	$-	$793,161

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$28,250		$28,250
Accrued expenses	68,795		68,795
Accrued interest	10,110		10,110
Income taxes payable	5,700		5,700
Deferred revenue	106,331	56,000	162,331
Derivative liability	73,556		73,556
Notes payable, net of debt discount of $15, 018 and $0 at December 31, 2016 and 2015, respectively	125,351		125,351
Notes payable - related party, current portion	49,396		49,396
Convertible notes payable, net of debt discount of $23,724 and $0 at December 31, 2016 and 2015, respectively	33,775		33,775
Royalty notes payable, net of debt discount of $87,036 and $0 at December 31, 2016 and 2015, respectively	29,742		29,742
Total Current Liabilities	531,006	56,000	587,006
Long term liabilities
Notes payable, net of debt discount of $32,292 and $0 at December 31, 2016 and 2015, respectively	17,708		17,708
Notes payable - related party, net of debt discount of $0 and $52,386 at December 31, 2016 and 2015, respectively	48,353		48,353
Convertible notes payable, net of current portion and discount	-		-
Royalty notes payable, net of debt discount of $574,294 and $0 at December 31, 2016 and 2015, respectively	8,778		8,778
Accrued royalties payable	121,967		121,967
Total Liabilities	727,812	56,000	783,812

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none outstanding	-		-
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,575,605 and
15,006,750 shares issued or issuable at December 31, 2016 and December 31, 2015, respectively.	1,958		1,958
Additional paid-in capital	1,594,721		1,594,721
Accumulated deficit	(1,531,330)	(56,000)	(1,587,330)
Total Stockholder’s Equity (Deficit)	65,349	(56,000)	9,349
Total Liabilities and Stockholders’ Equity (Deficit)	$793,161	$-	$793,161

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

	Years Ended December 31.
	2016 as filed	Restatement adjustment	Restated 2016
Monitoring revenue	$212,128		$212,128
Distributorship revenue	147,637	(56,000)	91,637
Total revenue	359,765	(56,000)	303,765
Monitoring cost of revenue	38,276		38,276
Distributorship cost of revenue	2,892		2,892
Total cost of revenue	41,168	-	41,168
Gross profit	318,597	(56,000)	262,597
Operating expenses
Payroll	147,231		147,231
Professional fees	92,705		92,705
General and administrative expenses	458,351		458,351
Research and development	-		-
Depreciation	65,449		65,449
Impairment of asset	-		-
Total operating expenses	763,736	-	763,736
Loss from operations	(445,139)	(56,000)	(501,139)

Other income (expense)
Interest expense	(214,708)		(214,708)
Change in fair value of derivative liability	(22,231)		(22,231)
Gain (loss) on extinguishment of debt	(116,541)		(116,541)
Total other income (expense)	(353,480)	-	(353,480)

Loss before provision for income taxes	(798,619)	(56,000)	(854,619)

Provision for income taxes	1,600		1,600

Net loss	$(800,219)	$(56,000)	$(856,219)

Basic and diluted loss per common share	$(0.05)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	16,478,128		16,478,128

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

	Twelve months ended December 31, 2016
	2016 as filed	Restatement adjustment	Restated 2016
Cash flows from operating activities:
Net loss	$(800,219)	$(56,000)	$(856,219)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	65,449		65,449
Shares issued for services	236,933		236,933
Loss on extinguishment of debt	116,541		116,541
Amortization of debt discount	158,665		158,665
Change in fair value of derivative liability	22,231		22,231
Impairment of asset	-		-
Changes in operating assets and liabilities
Accounts receivable	(49,650)		(49,650)
Prepaid expenses	212		212
Inventories	(285)		(285)
Deposits	(250,029)		(250,029)
Accounts payable	17,883		17,883
Accrued expenses	14,914		14,914
Accrued interest	8,110		8,110
Income taxes payable	1,600		1,600
Deferred revenue	24,657	56,000	80,657
Accrued royalties payable	1,967		1,967
Net cash used in operating activities	(431,021)	-	(431,021)

Cash flows from investing activities:
Purchase of property and equipment	(376,148)		(376,148)
Net cash used in investing activities	(376,148)	-	(376,148)

Cash flows from financing activities:
Proceeds from notes payable	876,200		876,200
Repayments of notes payable	(149,325)		(149,325)
Proceeds from issuance of common stock	187,500		187,500
Shareholder contributions	-		-
Net cash provided by financing activities	914,375	-	914,375

Net increase (decrease) in cash	107,206	-	107,206
Cash, beginning of period	9,103		9,103
Cash, end of period	$116,309	$-	$116,309

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$48,032		$48,032
Income taxes	$-		$-
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$236,933		$236,933
Establishment of debt discount for royalty notes	$120,000		$120,000

Blow & Drive Interlock Corporation

Consolidated Statement of Shareholders’ Equity (Deficit) (restated)

	Common Stock		Additional Paid-in	Accumulated	Restatement	Restated Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Capital	Deficit	adjustment	(restated)	(restated)
Balance December 31, 2014	14,852,500	$1,485	$305,671	$(225,669)			$307,156
Shares issued for cash	154,250	15	84,985	-			85,000
Warrants issued	-	-	18,656	-			18,656
Shareholders contributions	-	-	29,235	-			29,235
Net loss	-	-	-	(505,442)			-
Balance December 31, 2015	15,006,750	1,500	438,547	(731,111)		(731,111)	(291,064)
Shares issued for services	667,517	67	236,866	-		-	236,933
Shares issued for cash	1,273,576	127	187,373	-		-	187,500
Shares issued related to debt	2,531,485	254	731,945	-		-	732,199
Shares issued related to anti-dilution	96,277	10	(10)
Net loss	-	-	-	(800,219)	(56,000)	(856,219)	(856,219)
Balance December 31, 2016	19,575,605	$1,958	$1,594,721	$(1,531,330)	$(56,000)	$(1,587,330)	$9,349

4.	SEGMENT REPORTING

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at December 31, 2017 and December 31, 2016.

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

The following table summarizes net sales and identifiable operating income by segment:

	Years Ended December 31,
	2017	2016
		(restated)
Segment gross profit (a):
Monitoring	$773,395	$173,852
Distributorships	301,240	88,745
Gross profit	1,074,635	262,597

Identifiable segment operating expenses (b):
Monitoring	224,884	19,296
Distributorships	110,810	44,139
	335,694	63,435

Identifiable segment operating income (c):
Monitoring	548,511	154,556
Distributorships	190,430	44,606
	738,941	199,162

Reconciliation of identifiable segment income to corporate income (d):
Payroll	473,620	147,231
Professional fees	146,406	92,705
General and administrative expenses	841,961	458,351
Depreciation	2,349	2,014
Interest expense	943,415	214,708
Change in fair value of derivative liability	(68,078)	22,231
Loss on extinguishment of debt	305,000	116,541
Impairment of fixed assets	801,983	-

Loss before provision for income taxes	(2,707,715)	(854,619)

Provision for income taxes	1,600	1,600
Net loss	$(2,709,315)	$(856,219)

Total net property, plant, and equipment assets
Monitoring	$506,721	$107,702
Distributorships	249,682	246,365
Corporate	34,930	2,279
	$791,333	$356,346

(a)	Segment gross profit includes segment net sales less segment cost of sales
(b)	Identifiable segment operating expenses consists of identifiable depreciation expense
(c)	Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense
(d)	General corporate expense consists of all other non-identifiable expenses

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

As of December 31,	2017	2016

Monitoring units	$-	$419,898
Furniture, fixtures, and equipment	-	4,798

Total property and equipment	-	424,696
Less - accumulated depreciation	-	(68,350)

Total property and equipment, net	$-	$356,346

Depreciation expense for the years ended December 31, 2017 and 2016 was $338,044 and $65,449, respectively. The Company impaired $791,333 net as of December 31, 2017 and wrote-off the entire balance.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
Accrued payroll and payroll taxes	$6,141	$65,292
Accrued interest	35,460	10,110
Income taxes payable	5,929	5,700
Accrued other expenses	9,545	3,503
Total	$57,075	$84,605

7.	DEFERRED REVENUE

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of December 31, 2017 and December 31, 2016, deferred revenue consisted of the following:

As of December 31,	2017	2016
		(restated)
Monitoring deferred revenues	$177,878	$103,831
Distributorship deferred revenues	6,500	58,500

Total property and equipment, net	$184,378	$162,331

8.	NOTES PAYABLE

Notes payable consist of the following:

	As of December 31, 2017			As of December 31, 2016
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

January 2016 ($65,000) - 0% interest with payment of $937 per month for 4 months, $1,250 per month for 8 months, and $3,531 per month until fully paid.	$4,482	$(3,889)	$593	$46,876	$(45,903)	$973
April 2016 ($50,000) - 18% interest at payment of $750 per month with unpaid balance due at March 31, 2018 including issuance of 50,000 common shares.	50,000	(7,292)	42,708	50,000	(32,292)	17,708
September 2016 ($10,000) - 24% interest with outstanding balance with accrued interest due at October 31, 2018 with an option of accrued interest to be converted to common stock with 25% discount of trading price	10,000	-	10,000	10,000	(7,308)	2,692
October 2016 ($20,000) - 10% interest payable daily of $204 per day until fully paid.	-	-	-	13,278	(3,510)	9,768
December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	50,000	(22,021)	27,979	-	-	-
Others	-	-	-	990	-	990

Total notes payable	114,482	(33,202)	81,280	121,144	(89,013)	32,131

Less: non-current portion	(35,747)	14,473	(21,274)	(96,876)	78,195	(18,681)

Notes payable, current portion	$78,735	$(18,729)	$60,006	$24,268	$(10,818)	$13,450

January 2016 - $65,000

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

Total interest expense was $42,639 and $33,681 for the years ended December 31, 2017 and 2016, respectively.

April 2016 - $50,000

On March 30, 2016, the Company entered into a borrowing agreement with a third party. The note was for a principal balance of $50,000 and included 50,000 restricted common shares. The promissory note has a maturity date of June 30, 2018 and bears interest at 18% per annum. The purchaser did not sign the agreement nor deliver the proper consideration prior to March 31, 2016. The exchange of the $50,000 in cash consideration by the purchaser and the issuance of the 50,000 restricted common shares by the Company was made in conjunction with delivery of the signed purchase agreement and promissory note on April 5, 2016. The Company recorded a debt discount of $50,000 related to the relative fair value of the issued shares associated with the note to be amortized over the life of the note.

Total interest expense was $34,000 and $24,458 for the years ended December 31, 2017 and 2016, respectively.

September 2016 - $10,000

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

Total interest expense was $9,708 and $3,292 for the years ended December 31, 2017 and 2016, respectively.

October 2016 - $20,000

In October 2016, the Company entered into a term loan with 10% interest payable of $204 per day until fully paid. Total interest expense was $3,533 and $26,114 for the years ended December 31, 2017 and 2016, respectively.

December 2017 - $50,000

On December 1, 2017, the Company provided an agreement to a third party to obtain a $50,000 promissory note in exchange for $50,000 in cash. The promissory note had a maturity date of December 1, 2020 and bears interest at 15% per annum. The note required total payments of $1,733 per month. The Company recorded a debt discount of $22,650 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note.

Total interest expense was $1,879 and $0 for the years ended December 31, 2017 and 2016, respectively.

9.	NOTES PAYABLE – RELATED PARTIES

Notes payable to related parties consist of the following:

	As of December 31, 2017					As of December 31, 2016
	Amount	Discount	Refinanced	Reclass	Net Balance	Amount	Discount	Net Balance

February 2014 ($160,000) - 7.75% per annum interest with principal and interest payments due in 60 equal monthly installments beginning in March 2014 of $3,205	$-	$-	$-	$-	$-	$97,749	$-	$97,749
January 2016 ($55,000) - Payment of $937 per month for 4 months, $1,250 per month 5 months, and $3,531 per month until fully paid.	5,923	(6,289)	-	-	(366)	48,938	(41,133)	7,805
September 2016 ($36,100) - Maturity date of October 1, 2017 bearing interest at 25% per annum requiring interest only payments of $752 per month and a balloon payment of $36,100 for principle upon maturity	21,100	-	(21,100)	-	-	36,100	-	36,100
September 2016 ($192,000) - Loan of $192,000 for purchase 600 devices with 25% interest due upon demand.	192,000	-	(192,000)	-	-	192,000	(176,000)	16,000
November 2016 ($325,000) - Loan up to $355,000 for purchase 100 devices with 25% interest due upon demand.	325,000	(197,440)	(325,000)	197,440	-	325,000	(311,258)	13,742
November 2016 ($24,960) - 25% interest payment with $520 monthly payment and balloon payment of $24,940 due November 1, 2017.	24,960	-	(24,960)	-	-	24,960	-	24,960
November 2016 ($50,000) - 25% interest payment monthly with monthly payment of $1,042 starting December 1, 2019, due November 2019.	50,000	-	(50,000)		-	50,000	-	50,000
November 2016 ($5,040) - 25% interest per annum with maturity date of November 1, 2017.	5,040	-	(5,040)		-	5,040	(4,200)	840
January 2017 ($50,400) - 25% interest due January 2018, with monthly payment of $1,050 starting Feburary 2017 until fully paid.	50,400	(1,155)	(50,400)	1,155	-	-	-	-
February 2017 ($70,000) - 25% interest with balloon payment due on Feb 2020, monthly payment of $1,458 starting in April 2017 until fully paid.	70,000	(19,833)	(70,000)	19,833	-	-	-	-
March 2017 ($75,000) - 25% interest with balloon payment due in February 2020, monthly payment of $1,562 starting in April 2017 until fully paid.	75,000	(22,083)	(75,000)	22,083	-	-	-	-
November 2017 ($900,000) - 60 months of payments of $25,000 per month with $15,000 in principal payment and $10,000 in interest payment, first payment due on December 1, 2017 and the final payment on November 1, 2022.	71,500	-	813,500	-	885,000	-	-	-

Total notes payable	890,923	(246,800)	-	240,511	884,634	779,787	(532,591)	247,196

Less: non-current portion	(705,000)	106,205	-	(240,511)	(839,306)	(689,251)	528,391	(160,860)

Notes payable, current portion	$185,923	$(140,595)	$-	$-	$45,328	$90,536	$(4,200)	$86,336

February 2014 - $160,000

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

Total interest expense was $3,604 and $9,931 for the years ended December 31, 2017 and 2016, respectively.

January 2016 - $55,000

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

Total interest expense was $34,219 and $23,451 for the years ended December 31, 2017 and 2016, respectively.

September 2016 - $36,100

On September 30, 2016, the Company provided an agreement to a third party to obtain a $36,100 promissory note in exchange for $36,100 in cash. The promissory note had a maturity date of October 1, 2017 and bears interest at 25% per annum. The note required interest only payments of $752 per month and a balloon payment of $36,100 for principle upon maturity.

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $7,521 and $7,031 for the years ended December 31, 2017 and 2016, respectively.

September 2016 - $192,000

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

The Phase 1 Loan was funded in the amount of $192,000 by Doheny on September 30, 2016, upon which the Company forwarded the funds to its supplier on or about October 5, 2016, in order to acquire parts and supplies to manufacture 600 Devices. Both the Phase 1 Loan and the Phase 2 Loan mature three years from the date of funding and are at an interest rate of 25% per annum. The note requires interest only payments of $4,000 per month. The Company can prepay the Phase 1 Loan and the Phase 2 Loan (if applicable) at any time without penalty. In exchange for Doheny funding the Phase 1 Loan, the Company issued Doheny a promissory note for $192,000 and also issued Doheny shares of common stock equal to 4.99% of the then-outstanding common stock, pursuant to the terms of a stock purchase agreement. As a result, on or about October 7, 2016, the Company issued Doheny 845,913 shares of common stock. In addition, upon funding of any portion of the Phase 2 loan (Royalty Note #4 below) then the Company is obligated to issue Doheny that number of additional shares of common stock that equals 5% of the then-outstanding common stock. Until the Company repays the Phase 1 Loan and the Phase 2 Loan, as applicable, Doheny has anti-dilution rights for the percentage of stock Doheny owns in the event the Company issues additional shares of common stock during that period. The Company also entered into a Royalty Agreement with Doheny, under which Doheny was granted perpetual royalty rights on all Devices when the Company has 500 or more Devices in service whether leased to end users or distributors. The royalty amounts vary between $1 and $2 per Device depending on a variety of factors. The Company recorded a debt discount of $192,000 related to the relative fair value of the issued shares associated with the Phase 1 note to be amortized over the life of the note.

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

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $216,000 and $28,000 for the years ended December 31, 2017 and 2016, respectively.

November 2016 - $325,000

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

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $378,966 and $18,117 for the years ended December 31, 2017 and 2016, respectively.

October 2016 - $24,960

On November 1, 2016, the Company provided an agreement to a third party to obtain a $24,960 promissory note in exchange for $24,960 in cash. The promissory note had a maturity date of November 1, 2017 and bears interest at 25% per annum. The note required total payments of $520 per month and a balloon payment of $24,960 for principle upon maturity.

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $5,200 and $1,040 for the years ended December 31, 2017 and 2016, respectively.

November 2016 - $50,000

On November 1, 2016, the Company provided an agreement to a third party to obtain a $50,000 promissory note in exchange for $50,000 in cash. The promissory note had a maturity date of November 1, 2019 and bears interest at 25% per annum. The note required total payments of $1,042 per month and a balloon payment of $50,000 for principle upon maturity.

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $10,417 and $2,083 for the years ended December 31, 2017 and 2016, respectively.

November 2016 - $5,040

On November 1, 2016, the Company provided an agreement to a third party to obtain a $5,040 promissory note in exchange for $5,040 in cash. The promissory note had a maturity date of November 1, 2017 and bears interest at 25% per annum. The note, along with promissory notes #5, #7, #8, #9, #10, and #11 and royalty notes #3 and #4 (collectively “The Notes” and all to the same note holder), were amended November 1, 2017 and replaced by promissory note #13. The note requires interest only payments of $105 per month. In connection with the issuance of the note payable, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $0.10 per share. The warrant has an exercise period of four years from the date of issuance. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrant using the following inputs: Expected Term – 4 years, Expected Dividend Rate – 0%, Volatility – 329%, Risk Free Interest Rate -1.56%. The Company recorded a discount of $5,040, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $5,460 and $1,050 for the years ended December 31, 2017 and 2016, respectively.

January 2017 - $50,400

On January 15, 2017, the Company provided an agreement to a third party to obtain a $50,400 promissory note in exchange for $50,400 in cash. The promissory note had a maturity date of January 15, 2018 and bears interest at 25% per annum. The note required total payments of $1,050 per month and a balloon payment of $50,000 for principle upon maturity. The Company recorded a debt discount of $27,720 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note.

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $38,220 and $0 for the years ended December 31, 2017 and 2016, respectively.

February 2017 - $70,000

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

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $39,667 and $0 for the years ended December 31, 2017 and 2016, respectively.

March 2017 - $75,000

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

The note, along with other related party notes, was replaced by the November 2017 $900,000 note.

Total interest expense was $42,500 and $0 for the years ended December 31, 2017 and 2016, respectively.

November 2017 - $900,000

On November 1, 2017, the Company entered into an agreement with a third party to exchange the September 2016 $36,100 note, the September 2016 $192,000 note, the October 2016 $24,960 note, the November 2016 $5,040 note, the November 2016 $50,000 note, the November 2016 $325,000 note, the January 2017 $50,400 note, the February 2017 $70,000 note, and the March 2017 $75,000 note for a new promissory note for $900,000. The new promissory note also included accrued interest payable and payment of Company expenses. The term of the loan is sixty months and payments are to be $25,000 per month with $15,000 in principal payment and $10,000 in interest payment. The first payment is to be on December 1, 2017 and the final payment on November 1, 2022.

Total interest expense was $39,016 and $0 for the years ended December 31, 2017 and 2016, respectively.

10.	LOSS ON EXTINGUISHMENT OF NOTES PAYABLE

The Company recorded a loss on extinguishment of notes payable in 2016 for $116,541 in relation to its January 2016 Royalty Note Payable of $65,000. See Note 8 above On September 30, 2016, the Company entered into Amendment No. 1 to its January 2016 Royalty Note Payable security interest in the Company’s assets to secure repayment of the original note and amend the royalty provisions of the original note to be $1 for each Device on the road beginning in the 25th month after the date of the original note. In connection with this amendment, the Company issued 425,000 shares of restricted common stock. Pursuant to ASC 470, this amendment is deemed extinguishment of the debt and the resulting revised debt is set up as a new note. In connection therewith, the Company recorded a loss on extinguishment of $116,541.

11.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	As of December 31, 2017			As of December 31, 2016
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$-	$7,500	$7,500	$(3,104)	$4,396
November 2015 ($50,000) - 10% interest bearing convertible debenture due on November 19, 2017 with interest only payments and due upon maturity.	-	-	-	50,000	(20,621)	29,379
November 2017 ($5,000) - 10% interest bearing convertible debenture due on October 27, 2020 with interest only payments and due upon maturity.	5,000	(2,011)	2,989	-	-	-

Total notes payable	12,500	(2,011)	10,489	57,500	(23,725)	33,775

Less: non-current portion	(5,000)	1,483	(3,517)	-	-	-

Notes payable, current portion	$7,500	$(528)	$6,972	$57,500	$(23,725)	$33,775

August 2015 - $15,000

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

Total interest expense was $3,667 and $8,120 for the years ended December 31, 2017 and 2016, respectively.

November 2015 - $50,000

On November 24, 2015, the Company entered into an agreement with an existing non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $50,000 due on November 19, 2017. Payments of interest only are due monthly beginning December 2015. The loan is convertible at 70% of the average of the closing prices for the common stock during the five trading days prior to the conversion date, but may not be converted if such conversion would cause the holder to own more than 9.9% of outstanding common stock after giving effect to the conversion (which limitation may be removed by the holder upon 61 days advanced notice to the company). In connection with this Convertible Note Payable, the Company recorded a $32,897 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. The note was paid in full in December 2017.

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

Total interest expense was $25,203 and $28,340 for the years ended December 31, 2017 and 2016, respectively.

November 2017 - $5,000

On November 1, 2017, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $5,000 due on October 27, 2020. Payments of interest only are due monthly beginning December 2017. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $5,000 discount on debt (the total discount was $6,825, of which $1,825 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of December 31, 2017, this note has not been converted.

In connection with the issuance of the November convertible note payable, the Company issued a warrant to purchase 10,000 shares of common stock at an exercise price of $1.00 per share. The warrant has an exercise period of four years from the date of issuance. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 4 years, Expected Dividend Rate – 0%, Volatility – 373%, Risk Free Interest Rate – 2.37%. The Company recorded an additional $2,099 discount on debt, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note.

Total interest expense was $1,996 and $0 for the years ended December 31, 2017 and 2016, respectively.

12.	DERIVATIVE LIABILITIES

Derivative liabilities consisted of the following:

As of December 31,	2017	2016

August 2015 - $15,000 convertible debt	$7,310	$8,991
November 2015 - $50,000 convertible debt	-	64,565
November 2017 - $5,000 convertible debt	4,992	-

Total derivative liabilities	$12,302	$73,556

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

August 2015 Convertible Debt - $15,000

In August 2015, the Company entered into $15,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $15,000 convertible note with expected term of 1.58 years, expected dividend rate of 0%, volatility of 100% and risk free interest rate 0.61%.

November 2015 Convertible Debt - $50,000

In November 2015, the Company entered into $50,000 convertible note with variable conversion pricing. This convertible note was paid in November 2017.

November 2017 Convertible Debt - $5,000

The Company has a $5,000 convertible note with variable conversion pricing outstanding at December 31, 2017. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $5,000 convertible note with expected term of 3.00 years, expected dividend rate of 0%, volatility of 312% and risk free interest rate 2.37%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of December 31, 2017 and December 31, 2016.

	Balance			Balance
	at 12/31/16	Additions	Changes	at 12/31/17

August 2015 - $15,000 convertible debt	$8,991	$-	$(1,681)	$7,310
November 2015 - $50,000 convertible debt	64,565	-	(64,565)	-
November 2017 - $5,000 convertible debt	-	6,825	(1,833)	4,992

Total	$73,556	$6,825	$(68,079)	$12,302

13.	ACCRUED ROYALTIES PAYABLE

In connection with the notes payable the Company has estimated the royalties to be paid out in perpetuity. These estimates were performed at the inception for the notes to reflect the associated debt discount. Payments on such royalty notes became due in October 2016 upon the Company hitting certain sales milestones as set forth in the royalty agreements.

14.	STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of December 31, 2017, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the year ended December 31, 2017, the Company issued 27,180 shares of $0.001 par value common stock for services with a value of $13,913. The Company also issued 195,400 shares, valued at $85,720, to a related party in connection with obtaining debt financing. Additionally, the Company issued and sold 5,686,396 shares of its common stock to several investors for an aggregate purchase price of $849,037. In addition, the Company issued 739,253 common shares in accordance with the anti-dilution provisions of Royalty notes #3 and #4 (see Note 8). The total number of shares issued or issuable as of December 31, 2017 was 26,223,834.

15.	WARRANTS

The Company issued 5,447,176 warrants in individual sales and in connection with common stock purchase agreements in 2017. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

The Company issued 1,000 warrants for services rendered. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrant using the following inputs: Expected Term – 4 years, Expected Dividend Rate – 0%, Volatility – 286%, Risk Free Interest Rate -1.54%.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted	Remaining	Aggregate
	Common Shares	Average Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2015	110,000	$0.72	$2.10	-
Granted	50,000	0.10	4.00
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2016	160,000	$0.53	$1.97	5,250
Granted	5,447,176	0.51	4.00	407,614
Exercised	-	-	-
Forfeited, cancelled, expired	-	-	-
Outstanding as of December 31, 2017	5,607,176	$-	$-	-

5,607,176 warrants were fully exercisable as of December 31, 2017.

16.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

Notes payable of $884,634 to the Doheny Group.

2,669,761 shares of common stock, of which 1,863,152 were granted to the Doheny Group in relation to notes payable and 806,609 were granted to the Doheny Group as anti-dilution shares.

50,000 warrants were granted to David Haridim.

17.	INCOME (LOSS) PER SHARE

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2017	2016
Preferred shares	-
Convertible notes	54,285	202,789
Warrants	5,607,176	160,000
Options	-	-
Total anti-dilutive weighted average shares	5,661,461	362,789

If all dilutive securities had been exercised at December 31, 2017 the total number of common shares outstanding would be as follows:

	December 31, 2017	December 31, 2016
Common Shares	26,223,834	19,575,605
Preferred Shares	-	-
Convertible notes	81,539	194,008
Warrants	5,607,176	160,000
Options	-	-
Total potential shares	31,912,549	19,929,613

18.	COMMITMENTS AND CONTINGENCIES

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

19.	SETTELMENT WITH DISTRIBUTOR

On January 21, 2018, the Company and its major distributor memorialized a September 30, 2017 oral agreement that terminated their September 5, 2015 distributorship agreement. The distributor had failed to timely make required monthly payments. The Company agreed to not pursue amounts due it from the distributor. The Company has sent letters to all customers of the distributor and believes that it will retain most, if not all, customers. If customers are not retained, the customers will need to have the interlock device removed and returned to the Company. The Company had approximately 900 interlock units rented to the distributor. As of December 31, 2017, $35,979 in distributor revenue and accounts receivable were reversed out. As of October 1, 2017, the distributor became an employee of the Company and was to service the area that he had been a distributor of.

20.	SUBSEQUENT EVENTS

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

Subsequent to December 31, 2017, and through the date of this filing, the Company has issued a total of 4,340,883 common shares for an aggregate cash purchase price of $458,705. In connection with these sales of common shares the Company has also issued warrants for 948,410 common shares. Also, 476,000 common shares were issued for services valued at $110,200, 32,812 common shares were issued for the conversion of a note payable of $5,000 principal and $250 accrued interest, and 447,914 shares were issued to a note holder in regards to anti-dilution provisions in the notes payable.

On January 2018, the Company entered into a loan agreement with Fundbox for $12,500. Payments were automatically made each week and the loan was paid in April 2018.

On February 1, 2018, an addendum (addendum #1) was made to the November 1, 2016 loan agreement with The Doheny Group. The addendum calls for The Doheny Group to loan the Company $100,000 on February 1, 2018. The fee for the loan is $2,500 per month beginning March 1, 2018, with a balloon payment of $100,000 on February 1, 2019.

On March 1, 2018, an addendum (addendum #2) was made to the November 1, 2016 loan agreement with The Doheny Group. The amendment calls for The Doheny Group to loan the Company $500,000 on March 1, 2018. The fee for the loan is $12,500 per month for the first year beginning April 1, 2018, $12,000 per month for the second year beginning April 1, 2019, $11,500 per month for the third year beginning April 1, 2020, $11,000 per month for the fourth year beginning April 1, 2021, and $10,500 per month for the fifth year beginning April 1, 2022. The $500,000 principal is due on March 1, 2023.

On March 9, 2018, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $20,000 due on March 9, 2021. Payments of interest only are due monthly beginning April 2018. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion.

On August 1, 2018, an addendum (addendum #3) was made to the November 1, 2016 loan agreement with The Doheny Group. The Company owed The Doheny Group $1,365,000. Beginning September 1, 2018, the Company agreed to pay $20,000 monthly in interest only. This payment was to be for nine months. Beginning August 1, 2018, royalty became $5.00 per unit with $1.50 paid monthly and $3.50 accrued. Anti-dilution was extended ten more years until August 1, 2028. Any judgements won be the Company would be used to pay the loan. After a ninth payment of $20,000 is made on May 1, 2019, monthly payments on the $1,365,000 loan will become $53,500, including principal and interest. The $1,365,000 loan will be paid in full after 48 consecutive monthly payments of $53,500. Under the new four year term of the loan, the royalty will become $1.50 per unit and the royalty accrual of $3.50 per unit for the prior nine months shall be paid over twelve months. After the $1,365,000 loan is paid in full, the royalty per unit shall be $3.00. If there is a default on any payments starting August 1, 2018, the royalty will become $5.00 per unit in perpetuity and there will be a $635,000 penalty added to the loan balance.

On October 4, 2018, Michael Wainer entered into a personal loan agreement with Kabbage for $72.800. Michael Wainer then lent $72,800 to the Company. The loan was for twelve months and loan fees and interest were $37,128. Payments were $11,527 per month for the first six months and $6,795 per month for the final six months. Payments were to be paid by the Company to Kabbage. An initial payment of $11,527 was made in December 2018. On December 31, 2018, Michael Wainer released the Company from payment of the loan.

On October 11, 2018, the Company entered into a loan agreement with Forward Financing for $60,000. Total interest and fees on the loan were $18,600. Payments of $561.43 were automatically paid each business day starting October 15, 2018 and were to be for 140 days business days. On January 11, 2019, Forward Financing agreed to settle an outstanding balance of $49,580.64 for $30,805.64,

On December 1, 2018, an addendum (addendum #4) was made to the November 1, 2016 loan agreement with The Doheny Group. A December 1, 2018 payment by the Company was not made and thus the Company was in default to the Doheny Group. Therefore, the royalty will become $5.00 per unit on all units in perpetuity, the loan amount has increased to $2,000,000, as of December 1, 2018 payment of $20,000 was not made and the loan amount became $2,020,000, a new monthly payment of $50,500 interest only will be due as of January 1, 2019, if the full $50,500 cannot be paid, then a partial payment will be made with the unpaid amount added to the principal, and a balloon payment of the balance of principal owed shall be made on December 1, 2023.

On December 17, 2018, the Company entered into a loan agreement with The Doheny Group for $6,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $6,000 on December 17, 2019.

On December 31, 2018, the Company entered into a loan agreement with The Doheny Group for $23,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $23,000 on December 31, 2019.

On December 31, 2018, the Company reached a settlement with note holder Rafael Mavashev in which a $10,000 promissory note and accrued interest were settled for payment of $1,000.

On December 31, 2018, the Company reached a settlement with note holder Edris Consulting in which a $65,000 royalty note and royalties owed were settled for payment of $3,000.

On December 31, 2018, the Company reached a settlement with note holder Oren Azulay in which a $50,000 promissory note and accrued interest payable were settled for payment of $13,000.

On December 31, 2018, Laurence Wainer, CEO of the Company, and The Doheny Group, a major note holder of the Company, reached an agreement in which Laurence Wainer sold 8,924,000 shares of common stock and 1,000,000 shares of preferred stock for a total of $30,000. Upon completion of the sale, David Haridim, managing member of The Doheny Group, assumed the position of CEO of Blow and Drive.

On January 3, 2019, the Company entered into a loan agreement with the Doheny Group for $32,700. The note has no interest (0%), no monthly payments, and a balloon payment of $32,700 on January 3, 2020.

On January 11, 2019, the Company entered into a loan agreement with the Doheny Group for $40,000. The note has no interest (0%), no monthly payments, and a balloon payment of $40,000 on January 11, 2020.

On January 15, 2019, the Company entered into a loan agreement with the Doheny Group for $14,500. The note has no interest (0%), no monthly payments, and a balloon payment of $14,500 on January 15, 2020.

On January 30, 2019, the Company reached a release of all claims with note holder Lucky Draw, LLC. The Company owed Lucky Draw a promissory note payable of $50,000 and accrued interest.

On February 1, 2019, the Company entered into a loan agreement with the Doheny Group for $15,000. The note has no interest (0%), no monthly payments, and a balloon payment of $15,000 on February 1, 2020.

On February 19, 2019, the Company entered into a loan agreement with The Doheny Group for $5,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $5,000 on February 19, 2020.

On March 4, 2019, the Company entered into a loan agreement with The Doheny Group for $10,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $10,000 on March 4, 2020.

On May 1, 2019, the Company entered into a loan agreement with The Doheny Group for $20,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $20,000 on May 1, 2020.

On June 3, 2019, the Company entered into a loan agreement with The Doheny Group for $89,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $89,000 on June 3, 2020.

