Form 10-Q
period 2018-03-31
Blow & Drive Interlock Corp
filed 2019-06-27
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 20, 2019, there were 31,350,683 shares of common stock, $0.0001 par value, issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Report on Form 10-K for the year ended December 31, 2017, filed on June 7, 2019, and this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of March 31, 2018 (unaudited) and December 31, 2017 (restated), the consolidated statements of operations for the three months ended March 31, 2018 and 2017 (restated), the consolidated statement of stockholders equity (deficit) for the three months ended March 31, 2018, and the consolidated statements of cash flows for the three months ending March 31, 2018 and 2017 (restated), follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$444,085	$31,874
Accounts receivable, net of allowance for doubtful accounts of $0 and $26,541 at March 31, 2018 and December 31, 2017, respectively	-	28,916
Prepaid expenses	3,380	2,655
Total current assets	447,465	63,445

Deposits	5,131	5,131

Total assets	$452,596	$68,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$20,843	$39,695
Accrued expenses	24,262	15,685
Accrued royalty payable	207,935	179,993
Accrued interest	45,975	35,460
Income taxes payable	5,930	5,930
Deferred revenue	175,777	184,378
Derivative liability	34,959	12,302
Notes payable, net of debt discount of $8,590 and $18,729 at March 31, 2018 and December 31, 2017, respectively	75,803	60,006
Notes payable – related party	280,000	45,328
Convertible notes payable, net of debt discount of $5,652 and $0 at March 31, 2018 and December 31, 2017, respectively	1,848	1,848
Total current liabilities	873,332	585,749

Non-current Liabilities
Notes payable, net of debt discount of $12,586 and $14,473 at March 31, 2018 and December 31, 2017, respectively	19,253	21,274
Notes payable – related party	1,145,000	839,306
Convertible notes payable, net of debt discount of $11,597 and $2,011 at March 31, 2018 and December 31, 2017, respectively	13,403	3,517
Total non-current liabilities	1,177,656	864,097

Total Liabilities	2,050,988	1,449,846

Stockholders’ Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 0 shares issued or issuable and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,000	1,000
Common stock, par value $0.0001, 100,000,000 shares authorized, 28,334,710 and 26,223,834 shares issued or issuable and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,833	2,622
Additional paid-in capital	3,173,042	2,911,753
Accumulated deficit	(4,775,267)	(4,296,645)
Total stockholders’ deficit	(1,598,392)	(1,381,270)

Total liabilities and stockholders’ deficit	$452,596	$68,576

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017 (restated)

Monitoring revenues	$178,486	$75,320
Distributorship revenues	23,170	91,734
Total revenues	201,656	167,054

Monitoring cost of revenue	47,613	7,982
Distributorship cost of revenue	-	4,239
Total cost of revenue	47,613	12,221
Gross profit	154,043	154,833

Operating Expenses
Payroll	236,412	70,314
Professional fees	37,092	41,131
General and administrative	249,554	716,092
Depreciation	-	55,416
Total operating expenses	523,058	882,953

Loss from Operations	(369,015)	(728,120)

Other Income (Expense)
Interest expense, net	(102,321)	(144,309)
Change in fair value of derivative liability	(7,286)	16,028
Total other income (expenses)	(109,607)	(128,281)

Loss before provision for income taxes	(478,622)	(856,401)

Provision for income taxes	-	-
Net loss	$(478,622)	$(856,401)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.04)

Basic and Diluted Weighted-Average Common Shares Outstanding	26,814,201	20,781,986

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2016 (restated)	-	$-	19,575,605	$1,958	$1,594,721	$(1,587,330)	$9,349
Shares issued for services			27,180	3	13,910	-	13,913
Warrants issued for services					278		278
Shares issued for cash	-	-	5,686,656	569	848,468	-	849,037
Shares issued related to debt	1,000,000	1,000	195,400	18	454,450		455,468
Shares issued related to anti-dilution	-	-	739,253	74	(74)	-	-
Other	-	-	(260)	-	-	-	-
Net loss	-	-	-	-	-	(2,709,315)	(2,709,315)
Balance December 31, 2017	1,000,000	1,000	26,223,834	2,622	2,911,753	(4,296,645)	(1,381,270)
Shares issued for services	-	-	450,000	45	104,955	-	105,000
Shares issued for cash	-	-	1,450,000	145	156,355	-	156,500
Shares issued related to anti-dilution	-	-	210,876	21	(21)	-	-
Net loss	-	-	-	-	-	(478,622)	(478,622)
Balance March 31, 2018	1,000,000	$1,000	28,334,710	$2,833	$3,173,042	$(4,775,267)	$(1,598,392)

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(478,622)	$(856,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	55,416
Shares issued for services	105,000	363,914
Allowance for doubtful accounts	(26,541)	-
Amortization of debt discount	18,447	92,676
Increase in derivative liabilities	(15,370)	-
Change in fair value of derivative liability	22,657	(16,028)
Changes in operating assets and liabilities:
Accounts receivable, net	55,457	(37,165)
Prepaid expenses	(725)	(1,798)
Deposits	-	56,850
Accounts payable	(18,850)	(4,065)
Accrued expenses	8,576	280,678
Accrued interest	10,514	26,770
Income taxes payable	-	1,600
Deferred revenue	(8,601)	(3,673)
Accrued royalties payable	27,942	1,916
Net cash used in operating activities	(300,116)	(39,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(295,424)
Net cash used in investing activities	-	(295,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	156,500	247,374
Proceeds from issuances of notes payable	21,600	195,400
Principal payments of notes payable	(19,850)	(85,316)
Proceeds from issuance of convertible notes payable	20,000	-
Proceeds from issuance of related party note payable	600,127	-
Principal payments on notes payable related party	(66,050)	-
Net cash provided by financing activities	712,327	357,458

NET INCREASE (DECREASE) IN CASH	412,211	22,724

CASH – beginning of period	31,874	116,309

CASH – end of period	$444,085	$139,033

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$73,359	$24,863
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

7

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2018	2017 (restated)

Common stock and warrants issued for services	$105,000	$363,914
Preferred stock issued for debt reduction and services	$-	$350,000

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2018, the Company had an accumulated deficit of $4,775,267. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Restatements

The Company has restated its March 31, 2017 financial statements. The original March 31, 2017 financial statements erroneously recognized the entire upfront fees from two of its independent distributors in revenue at the time the Company delivered the exclusive license to the distributors rather than over the term of the agreements (5 years). To correct that error, the Company has shown the portion of the upfront fees attributable to that period only.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $16,861 and $14,231 for the three months ended March 31, 2018 and 2017, respectively

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of March 31, 2018 and December 31, 2017 is adequate, but actual write-offs could exceed the recorded allowance.

Royalty Accrual

The Company entered into royalty agreement to be paid out in perpetuity based on number of units sold for specified product model in years 2018, 2017 and 2016 in connection with notes payable as discussed in Note 12. These estimates were performed at the inception for the notes to reflect the associated debt discount. The Company accruals royalties and is reduced by payments.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Balance December 31, 2017	$-	$12,302	$-
Additions to fair value of derivative liability	-	15,370	-
Change in fair value of derivative liability	-	(7,287)	-
Balance March 31, 2018 (unaudited)	$-	$34,959	$-

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

For the three months ended March 31, 2018, one distributor, licensed in four states, makes up approximately 72% percent of all revenues from distributors at March 31, 2018. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated January 21, 2018 that memorialized a September 30, 2017 oral agreement, the Company and its largest distributor cancelled their distributorship agreement dated September 5, 2015. See Note 18 below.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recently Issued Accounting Pronouncements

In March 2018 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740). The Tax Cut and Jobs Act of 2017 changes existing tax law and includes numerous provisions that will affect businesses. This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company does not believe that this guidance will have an impact as the Company has been in a loss position and has not recognized federal taxes payable or refundable or deferred tax liabilities or deferred tax assets.

In November 2017, the FASB issued ASU No. 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). The ASU modified Topic 220 such that an operating-differential subsidy must be set forth as a separate line item in the statement of comprehensive income either under a revenue caption presented separately from revenue from contracts with customers accounted for under ASC Topic 606 or as credit in the costs and expenses section. The ASU essentially deleted Topic 605 and noted that it was superseded by Topic 606. The ASU modified Topic 606 for vaccine manufacturers to recognize revenue when vaccines are placed into Federal Governmental stockpile programs because control of the enumerated vaccines will have been transferred to the customer and the criteria to recognize revenue in a bill-and-hold arrangement under ASC Topic 606 will have been met. The Company is currently evaluating the impact of adopting this guidance.

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

3.	Note 1 - Restatements

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

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	March 31, 2017 as filed	Restatement adjustment	Restated March 31, 2017

Assets
Current Assets
Cash	$139,033		$139,033
Accounts receivable, net	88,406		88,406
Prepaid Expenses	4,159		4,159
Inventories	10,650		10,650
Total Current Assets	242,248	-	242,248
Other Assets
Deposits	199,404		199,404
Furniture and equipment	596,354		596,354
Total Assets	$1,038,006	$-	$1,038,006

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$24,185		$24,185
Accrued expenses	349,473		349,473
Accrued interest	36,880		36,880
Income taxes payable	7,300		7,300
Deferred revenue	105,658	53,000	158,658
Derivative liability	575,652		575,652
Notes payable, net of debt discount of $54,772 and $15,018	97,380		97,380
Notes payable - related party, current portion	35,662		35,662
Convertible notes payable, net of debt discount of $16,559	40,941		40,941
Royalty notes payable, net of debt discount of $67,821	1,862		1,862
Total Current Liabilities	756,869	53,000	809,869
Long term liabilities
Notes payable, net of debt discount of $56,416 and $32,292 at March 31, 2017 and December 31, 2016, respectively	163,544		163,544
Notes payable - related party	16,558		16,558
Convertible notes payable	-		-
Royalty notes payable, net of debt discount of $442,803	74,197		74,197
Accrued royalties payable	123,883		123,883
Total Liabilities	1,135,051	53,000	1,188,051

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none outstanding	-		-
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,014,754 and 19,575,605 shares issued or issuable at March 31, 2017 and December 31, 2016, respectively.	2,201		2,201
Additional paid-in capital	2,290,485		2,290,485
Accumulated deficit	(2,390,731)	(53,000)	(2,443,731)
Total Stockholder’s Equity (Deficit)	(97,045)	(53,000)	(150,045)
	$1,038,006	$-	$1,038,006

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

	Three Months ended March 31, 2017
	2017 as filed	Restatement adjustment	Restated 2017
Monitoring revenue	$75,320		$75,320
Distributorship revenue	88,734	3,000	91,734
Total revenue	164,054	3,000	167,054
Monitoring cost of revenue	7,982		7,982
Distributorship cost of revenue	4,239		4,239
Total cost of revenue	12,221	-	12,221
Gross profit	151,833	3,000	154,833
Operating expenses
Payroll	70,314		70,314
Professional fees	41,131		41,131
General and administrative expenses	716,092		716,092
Depreciation	55,416		55,416
Total operating expenses	882,953	-	882,953
Loss from operations	(731,120)	3,000	(728,120)

Other income (expense)
Interest expense	(144,309)		(144,309)
Change in fair value of derivative liability	16,028		(16,028)
Total other income (expense)	(128,281)	-	(128,281)

Loss before provision for income taxes	(859,401)	3,000	(856,401)

Provision for income taxes	-		-
Net loss	$(859,401)	$3,000	$(856,401)

Basic and diluted loss per common share	$(0.04)	$-	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	20,781,986		20,781,986

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

	Three months ended March 31, 2017
	2017 as filed	Restatement adjustment	Restated 2017
Cash flows from operating activities:
Net loss	$(859,401)	$3,000	$(856,401)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	55,416		55,416
Shares issued for services	363,914		363,914
Amortization of debt discount	92,676		92,676
Change in fair value of derivative liability	(16,028)		(16,028)
Changes in operating assets and liabilities
Accounts receivable	(37,165)		(37,165)
Prepaid expenses	(1,798)		(1,798)
Deposits	58,850		58,850
Accounts payable	(4,065)		(4,065)
Accrued expenses	280,678		280,678
Accrued interest	26,770		26,770
Income taxes payable	1,600		1,600
Deferred revenue	(673)	(3,000)	(3,673)
Accrued royalties payable	1,916		1,916
Net cash used in operating activities	(39,310)	-	(39,310)

Cash flows from investing activities:
Purchase of property and equipment	(295,424)		(295,424)
Net cash used in investing activities	(295,424)	-	(295,424)

Cash flows from financing activities:
Proceeds from notes payable	195,400		195,400
Repayments of notes payable	(85,316)		(83,316)
Proceeds from issuance of common stock	247,374		247,374
Net cash provided by financing activities	357,458	-	357,458

Net increase (decrease) in cash	22,724	-	22,724
Cash, beginning of period	116,309		116,309
Cash, end of period	$139,033	$-	$139,033

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$24,863		$24,863
Income taxes	$-		$-
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$363,914		$363,914
Preferred stock issued for debt reduction and services	$350,000		$350,000

Blow & Drive Interlock Corporation

Consolidated Statement of Shareholders’ Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Restatement	Revise Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	adjustment	Deficit	(Deficit)
Balance December 31, 2016	-	$-	19,575,605	$1,958	$1,594,721	$(1,531,330)	$(56,000)	$(1,587,330)	$9,349

Shares issued for services	-	-	27,180	3	13,911				13,914
Shares issued related to debt	1,000,000	1,000	195,400	19	434,700				435,719
Shares issued for cash	-	-	1,898,076	189	247,185				247,374
Shares issued related to anti-dilution	-	-	318,493	32	(32)				-
Net loss	-	-	-	-	-	(859,401)	3,000	(856,401)	(856,401)
Balance March 31, 2017	1,000,000	$1,000	22,014,754	$2,201	$2,290,485	$(2,390,731)	$(53,000)	$(2,443,731)	$(150,045)

Note 4 – Segment Reporting

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at March 31, 2018 and December 31, 2017.

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

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended March 31,
	2018	2017
Segment gross profit (a):
Monitoring	$130,873	$67,338
Distributorships	23,170	87,495
Gross profit	154,043	154,833

Identifiable segment operating expenses (b):
Monitoring	-	5,832
Distributorships	-	48,530
	-	54,362

Identifiable segment operating income (c):
Monitoring	130,873	61,506
Distributorships	23,170	38,965
	154,043	100,471

Reconciliation of identifiable segment income to corporate income (d):
Payroll	236,412	70,314
Professional fees	37,092	41,131
General and administrative expenses	249,554	716,092
Depreciation	-	1,054
Interest expense	102,321	144,309
Change in fair value of derivative liability	7,286	(16,028)
Loss before provision for income taxes	(478,622)	(856,401)

Provision for income taxes	-	-
Net loss	$(478,622)	$(856,401)

Total net property, plant, and equipment assets
Monitoring	$-	$63,764
Distributorships	-	530,631
Corporate	-	1,959
	$-	$596,354

(a)  Segment gross profit includes segment net sales less segment cost of sales

(b)  Identifiable segment operating expenses consists of identifiable depreciation expense

(c)  Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d)  General corporate expense consists of all other non-identifiable expenses

Note 5 – Deposits

Deposits consist of the following:

	March 31, 2018	December 31, 2017
Lease Deposits	$5,131	$5,131

Note 6 – Accrued Expenses

Accrued Expenses consist of the following:

	March 31, 2018	December 31, 2017
Accrued payroll and payroll taxes	$6,141	$6,140
Deferred rent	4,820	4,545
Other accrued expenses	13,301	5,000
Total	$24,262	$15,685

Note 7 - Deferred Revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of March 31, 2018 and December 31, 2017, deferred revenue consists of the following:

	March 31, 2018	December 31, 2017
Monitoring deferred revenues	$175,777	$177,878
Distributorship deferred revenues	-	6,500
Total	$175,777	$184,378

Note 8 – Notes Payable

Notes payable consist of the following:

	As of March 31, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

January 2016 ($65,000) - 0% interest with payment of $937 per month for 4 months, $1,250 per month for 8 months, and $3,531 per month until fully paid.	$941	$-	$941	$4,482	$(3,889)	$593
April 2016 ($50,000) - 18% interest at payment of $750 per month with unpaid balance due at March 31, 2018 including issuance of 50,000 common shares.	50,000	(1,042)	48,958	50,000	(7,292)	42,708
September 2016 ($10,000) - 24% interest with outstanding balance with accrued interest due at October 31, 2018 with an option of accrued interest to be converted to common stock with 25% discount of trading price	10,000	-	10,000	10,000	-	10,000
December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	46,633	(20,134)	26,499	50,000	(22,021)	27,979
January 2018 ($9,100) - $2,184 fees, monthly principal and fee payments, principal completely paid July 2018	6,158	-	6,158	-	-	-
January 2018 ($12,500) - $1,027 fees, weekly principal and fee payments, principal completely paid April 2018	2,500	-	2,500	-	-	-
Total notes payable	116,232	(21,176)	95,056	114,482	(33,202)	81,280

Less: non-current portion	(31,839)	12,586	(19,253)	(35,747)	14,473	(21,274)

Notes payable, current portion	$84,393	$(8,590)	$75,803	$78,735	$(18,729)	$60,006

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

Total interest expense was $0 and $0 for the three months ended March 31, 2018 and 2017, respectively.

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

Total interest expense was $2,250 and $2,250 for the three months ended March 31, 2018 and 2017, respectively.

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

Total interest expense was $600 and $600 for the three months ended March 31, 2018 and 2017, respectively.

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

Total interest expense was $1,833 and $0 for the three months ended March 31, 2018 and 2017, respectively.

January 2018 - $9,100

On January 4, 2018, the Company provided an agreement to a third party to obtain a $9,100 promissory note in exchange for $9,100 cash. The promissory note had a maturity date of July 17, 2018 and includes fees of $2,184. The note required payments of $2,427 for each of the first two months and $1,608 for each of the next five months.

Total fees were $1,161 and $0 for the three months ended March 31, 2018 and 2017, respectively.

January 2018 - $12,500

On January 1, 2018, the Company provided an agreement to a third party to obtain a $12,500 promissory note in exchange for $12,500 cash. The promissory note had a maturity date of April 18, 2018 and includes fees of $1,027. The note required payments of $1,127 per week until paid in full.

Total fees were $819 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Note 9 – Notes Payable – Related Parties

Notes payable to related parties consist of the following:

	As of March 31, 2018
	Amount	Discount	Amount	Discount	Net Balance

January 2016 ($55,000) – Payment of $937 per month for 4 months, $1,250 per month 5 months, and $3,531 per month until fully paid	$-	$-	$-	$5,923	$(6,289)	$(366)
November 2017 ($900,000) - 60 months of payments of $25,000 per month with $15,000 in principal payment and $10,000 in interest payment, first payment due on December 1, 2017 and the final payment on November 1, 2022.	825,000	-	825,000	885,000	-	885,000
February 2018 ($100,000) – Fee payment of $2,500 per month, principal due February 1, 2019	100,000	-	100,000	-	-	-
March 2018 ($500,000) – Fee payment of $12,500 per month first year, $12,000 per month second year, $11,500 per month third year, $11,000 per month fourth year, $105,00 per month fifth year, principal due March 1, 2023	500,000	-	500,000	-	-	-

Total notes payable	1,425,000	-	1,425,000	890,923	(6,289)	884,634

Less: non-current portion	(1,145,000)	-	(1,145,000)	(705,000)	-	(705,000)

Notes payable, current portion	$280,000	$-	$280,000	$185,923	$(6,289)	$179,634

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

Total interest expense was $0 and $0 for the three months ended March 31, 2018 and 2017, respectively.

November 2017 - $900,000

On November 1, 2017, the Company entered into an agreement with a related third party to exchange the September 2016 $36,100 note, the September 2016 $192,000 note, the October 2016 $24,960 note, the November 2016 $5,040 note, the November 2016 $50,000 note, the November 2016 $325,000 note, the January 2017 $50,400 note, the February 2017 $70,000 note, and the March 2017 $75,000 note for a new promissory note for $900,000. The new promissory note also included accrued interest payable and payment of Company expenses. The term of the loan is sixty months and payments are to be $25,000 per month with $15,000 in principal payment and $10,000 in interest payment. The first payment is to be on December 1, 2017 and the final payment on November 1, 2022.

Total interest expense was $56,066 and $0 for the three months ended March 31, 2018 and 2017, respectively.

February 2018 - $100,000

On February 1, 2018, the Company entered into an agreement with a related third party to obtain a $100,000 promissory note in exchange for $100,000 cash. The note calls for a monthly fee of $2,500 and the principal is due February 1, 2019.

Total interest expense was $5,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

March 2018 - $500,000

On March 1, 2018, the Company entered into an agreement with a related third party to obtain a $500,000 promissory note in exchange for $500,000 cash. The note calls for a monthly fee of $12,500 per month for the first year, $12,000 per month for the second year, $11,500 for the third year, $11,000 for the fourth year, and $10,500 for the fifth year, and the principal is due March 1, 2023.

Total interest expense was $11,695 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Note 10 – Convertible Notes Payable

Convertible notes payable consists of the following:

	As of March 31, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$-	$7,500	$7,500	$-	$7,500
November 2017 ($5,000) - 10% interest bearing convertible debenture due on October 27, 2020 with interest only payments and due upon maturity.	5,000	(1,879)	3,121	5,000	(2,011)	2,989
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	(15,370)	4,630	-	-	-

Total notes payable	32,500	(17,249)	15,251	12,500	(2,011)	10,489

Less: non-current portion	(25,000)	11,597	(13,403)	(5,000)	1,483	(3,517)

Notes payable, current portion	$7,500	$(5,652)	$1,848	$7,500	$(5,652)	$1,848

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

Total interest expense was $141 and $141 for the three months ended March 31, 2018 and 2017, respectively.

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

Total interest expense was $125 and $0 for the three months ended March 31, 2018 and 2017, respectively.

March 2018 - $20,000

On March 9, 2018, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $20,000 due on March 9, 2021. Payments of interest is in cash for the first six months, thereafter, interest may be paid either in cash or common stock of the Company. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $15,370 discount on debt related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of March 31, 2018, this note has not been converted.

Total interest expense was $126 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Note 11 – Derivative Liabilities

Derivative liabilities consisted of the following:

	March 31, 2018	December 31, 2017

August 2015 - $15,000 convertible debt	$10,955	$7,310
November 2017 - $5,000 convertible debt	8,634	4,992
March 2018 - $20,000 convertible debt	15,370	-

Total derivative liabilities	$34,959	$12,302

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

August 2015 Convertible Debt - $15,000

In August 2015, the Company entered into a $15,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $15,000 convertible note with expected term of 1.58 years, expected dividend rate of 0%, volatility of 100% and risk free interest rate 0.61%.

November 2017 Convertible Debt - $5,000

In November 2017, the Company entered into a $5,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $5,000 convertible note with expected term of 3.00 years, expected dividend rate of 0%, volatility of 312% and risk free interest rate 2.37%.

March 2018 Convertible Debt - $20,000

In March 2018, the Company entered into a $20,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $20,000 convertible note with expected term of 3.35 years, expected dividend rate of 0%, volatility of 413% and risk free interest rate 2.90%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of December 31, 2017 and March 31, 2018.

	Balance			Balance
	at 12/31/17	Additions	Changes	at 03/31/18

August 2015 - $15,000 convertible debt	$7,310	$-	$3,644	$10,954
November 2017 - $5,000 convertible debt	4,992		3,643	8,634
March 2018 - $20,000 convertible debt	-	15,370	-	15,370

Total	$12,302	$15,370	$7,286	$34,959

Note 12 – Accrued Royalties Payable

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	January 2016 Royalty Agreement – Under the note payable and royalty agreements of $65,000, the Company is required to pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.
●	March 2016 Royalty Agreement – On March 29, 2016, the Company entered into a royalty agreement with a relative of the CEO together with note payable of $55,000. Under the royalty agreement and starting February 2018, the Company is required to pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.
●	September and November 2016 Royalty Agreements – The Company entered into royalty agreements on September 30, 2016 and November 4, 2016 with a related party in relation to notes payable of $192,000 and $325,000, respectively. Under the royalty agreements, the Company is required to pay a royalty fee of from $1 to $2 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.
●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

Based on the royalty agreement, the Company had the following royalty accruals:

	March 31, 2018	December 31, 2017

January 2016 royalty agreement	$100,111	$86,230
March 2016 royalty agreement	102,018	88,010
September and November 2016 royalty agreements	0	5,753
November 2017 royalty agreement	5,806	-

Total accrued royalties	$207,935	$179,993

Note 13 – Stockholders’ Equity

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of March 31, 2018, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the three months ended March 31, 2018, the Company issued 450,000 shares of its common stock for services valued at $105,000. In addition , the Company and sold 1,500,000 shares of its common stock to several investors for an aggregate purchase price of $162,500. In addition, the Company issued 216,425 common shares in accordance with the anti-dilution provisions of Royalty notes #3 and #4. The total number of shares issued or issuable as of March 31, 2018 was 28,334,710.

Note 14 – Warrants

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2016	160,000	$0.53	2.10	5,250
Granted	4,697,176	0.51	4.00	407,614
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2017	4,857,176	$0.53	1.97	-
Granted	325,000	0.84	4.00	-
Exercised	-	-	-
Forfeited, cancelled, expired	-	-	-
Outstanding as of March 31, 2018	5,182,176	$0.59	2.96	-

Note 15 – Income (Loss) Per Share

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Preferred shares	-	-
Convertible notes	57,296	166,295
Warrants	5,182,176	160,000
Options	-	-
Total anti-dilutive weighted average shares	5,239,472	326,295

If all dilutive securities had been exercised at March 31, 2018, the total number of common shares outstanding would be as follows:

Common Shares	28,334,710
Preferred Shares	-
Convertible notes	57,296
Warrants	5,182,176
Options	-
Total potential shares	33,574,182

Note 16 – Commitments and Contingencies

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

Note 17 – Related Party Transactions

The Company had the following related party transactions:

Notes payable of $1,425,000 to the Doheny Group.

2,880,637 shares of common stock, of which 1,863,152 were granted to the Doheny Group in relation to notes payable and 967,485 were granted to the Doheny Group as anti-dilution shares.

50,000 warrants were granted to David Haridim.

Note 18 – Settlement with Distributor

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

Note 19 – Subsequent Events

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

Subsequent to March 31, 2018, and through the date of this filing, the Company has issued a total of 2,990,883 common shares for an aggregate cash purchase price of $314,205. In connection with these sales of common shares the Company has also issued warrants for 659,410 common shares. Also, 26,000 common shares were issued for services valued at $26,000, 32,812 common shares were issued for the conversion of a note payable of $5,000 principal and $250 accrued interest, and 447,914 shares were issued to a note holder in regards to anti-dilution provisions in the notes payable.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2017, we generated total revenues of $1,235,433, compared to $303,765 in the year ending December 31, 2016. For the three months ended March 31, 2018 and 2017, we had total revenues of $201,656 and $167,054, respectively, and a net loss of $478,622 and $856,401, respectively.

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

As of December 31, 2017, we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. As of March 31, 2018, we had approximately 1,341 units on the road, with approximately 1,147 devices being leased directly from us and approximately 194 devices leased through our distributors. As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017.

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

Our website is www.blowanddrive.com.

Results of Operations

Three Months Ended March 31, 2018 (Unaudited) Compared to Three Months Ended March 31, 2017 (Unaudited)

	For the three months ended March 31,
	2018	2017
		(restated)
Revenue
Monitoring revenue	$178,486	$75,320
Distributorship revenue	23,170	91,734
Total revenue	201,656	167,054

Monitoring cost of revenue	47,613	7,982
Distributorship cost of revenue	-	4,239
Total cost of revenue	47,613	12,221
Gross profit	$154,043	$154,833

Operating expenses
Payroll	236,412	70,314
Professional fees	37,092	41,131
General and administrative expenses	249,554	716,092
Depreciation	-	55,416
Total operating expenses	523,058	885,953

Loss from operations	(369,015)	(728,120)

Other income (expense)
Interest expense, net	(102,321)	(144,309)
Change in fair value of derivative liability	(7,286)	16,028
Total other income (expense)	(109,607)	(128,281)

Net loss	$(478,622)	$(856,401)

Operating Loss; Net Loss

Our net loss decreased by $377,779, from ($856,401) for the three months ended March 31, 2017 to ($478,622) for the three months ended March 31, 2018. Our operating loss decreased by $359,105, from ($728,120) to ($369,015) for the same periods. The decrease in our net loss for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is primarily the result of increased revenues, partially offset by higher cost of revenue; as well as significant decreases in our general and administrative expenses and depreciation, partially offset by an increase in our payroll. These changes are detailed below.

Revenue

During the three months ended March 31, 2018 we had $201,656 in revenues, with $178,486 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $23,170 coming from revenues received from our distributors, compared to $75,320 and $91,734 from these revenue sources for the same period one year ago, respectively. Notably, the source of the majority of our revenue shifted from revenue received our distributors in the period ended March 31, 2017, to the revenue we receive from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the period ended March 31, 2018. We expect the majority of our revenue in the future to come from the monthly recurring payments we receive from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices and not from distributors as we shift away from using distributors and more towards direct retail of our devices.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2018 was $47,613, compared to $12,221 for the three months ended March 31, 2017. Our cost of revenue for the three months ended March 31, 2018, our cost of revenue was completely related to our monthly monitoring services we provide to our customers. For the three months ended March 31, 2017, was attributed as $7,982 to monitoring cost of revenue and $4,239 to distributorship cost of revenue. Again, we expect this shift in our cost of revenue to continue as we move away from using distributors and more towards direct retail of our devices.

Payroll

Our payroll increased by $166,097 from $70,314 for the three months ended March 31, 2017 to $236,412 for the three months ended March 31, 2018. This increase was related to hiring additional personnel as we put more units on the road and to a large increase in estimated payroll taxes. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees decreased by $4,039 from $41,131 for the three months ended March 31, 2017 to $37,092 for the three months ended March 31, 2018. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $466,538 from $716,092 for the three months ended March 31, 2017 to $249,554 for the three months ended March 31, 2018. The significant decrease was largely due to the fact we issued shares for certain services in the period in 2017, with the value of those shares showing as expenses in 2017, compared to 2018 when we didn’t have the same share issuances. This decrease was partially offset by an increase in software expenses in the period in 2018, when we also issued shares to a software company for certain product and services.

Depreciation

Our depreciation decreased from $55,416 for the three months ended March 31, 2017 to $0 for the three months ended March 31, 2018. Our depreciation expense in the period ended March 31, 2017 was primarily related to the depreciation of the BDI-747/1 device. Since we fully impaired our remaining BDI-747/1 devices for the period ended March 31, 2018, due to the uncertainty with the direction of our business going forward, we did not have a depreciation expense for the three months ended March 31, 2018.

Impairment of Fixed Assets

During the three months ended March 31, 2018, we had impairment of fixed assets of $18,850, compared to $0 during the same period in 2017. The impairment of our fixed assets is a result of our management currently trying to determine whether our current business model and operations are viable. Until this determination has been made, we have elected to impair our assets.

Interest Expense

Interest expense decreased by $41,988 from $144,309 for the three months ended March 31, 2017 to $102,321 for the three months ended March 31, 2018. The interest expense decreased slightly for the period ended March 31, 2018, compared to the same period one year ago, due to a slight decrease in our outstanding debt compared to one year ago, which primarily relate to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2018, we had a change in fair value of derivative liability of $(7,286) compared to $16,028 for the three months ended March 31, 2017. The change in fair value of derivative liability in the three months ended March 31, 2018, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Liquidity and Capital Resources for the Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Introduction

Our cash on hand as of March 31, 2018 was $444,085, compared to $31,874 at December 31, 2017. During the three months ended March 31, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2018 and as of December 31, 2016, respectively, are as follows:

	March 31, 2018	December 31, 2017	Change

Cash	$444,085	$31,874	$412,211
Total current assets	$447,465	$63,445	$384,020
Total assets	$452,596	$68,576	$384,020
Total current liabilities	$873,332	$585,749	$287,583
Total liabilities	$2,050,988	$1,449,846	$601,142

Our current assets increased as of March 31, 2018 as compared to December 31, 2017, primarily due to us having more cash on hand, offset slightly by less accounts receivable. The increase in our total assets between the two periods was also primarily related to the increase in cash, slightly offset by less accounts receivable.

Our current liabilities increased as of March 31, 2018 as compared to December 31, 2017. This increase was primarily due to increases in our accrued royalty payable, accrued interest, derivative liability, notes payable, and notes payable, related party, offset by decreases in accounts payable and accrued expenses.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $300,116 for the three months ended March 31, 2018, as compared to $39,310 for the three months ended March 31, 2017. For the period in 2018, the net cash used in operating activities consisted primarily of our net income (loss) of ($478,622), an allowance for doubtful accounts of ($26,541), increase in derivative liabilities of ($15,370), adjusted primarily by a non-cash change in fair value of derivative liability of $22,657, shares issued for services of $105,000, and amortization of debt discount of $18,447, as well as changes in, accounts payable of ($18,850), accrued expenses of ($8,577), accounts receivable, net $55,457, prepaid expenses of ($725), deferred revenue of ($8,601), accrued royalties payable of ($27,942), and accrued interest of $10,514. For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($856,401), adjusted primarily by change in fair value of derivative liability of ($16,028), shares issued for services of $363,914, amortization of debt discount of $92,676, and depreciation of $55,416, as well as changes in, accrued expenses of $280,678, accounts receivable, net of ($37,165), prepaid expenses of ($1,798), deposits of $56,850, deferred revenue of ($3,673) (restated), accounts payable of ($4,065), income taxes payable of $1,600, accrued royalties payable of $1,916, and accrued interest of $26,770.

Investments

We did not have any cash provided by/used in investing activities in the three months ended March 31, 2018, compared to cash used in investing activities of $295,424 for the three months ended March 31, 2017. For the three months ended March 31, 2017, the cash used in investing activities was related to purchases of furniture and equipment.

Financing

We had net cash provided by financing activities for the three months ended March 31, 2018 of $712,327, compared to $357,458 for the three months ended March 31, 2017. For the three months ended March 31, 2018, our net cash from financing activities consisted of proceeds from convertible notes payable of $20,000, proceeds from related party notes payable of $600,127, proceeds of notes payable of $21,600, and proceeds from issuance of common stock of $156,500, partially offset by repayments of notes payable of $19,850, and repayments of related party notes payable of $66,050. For the three months ended March 31, 2017, our net cash from financing activities consisted of proceeds from notes payable of $195,400 and proceeds from issuance of common stock of $247,374, partially offset by repayments of notes payable of ($85,316).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2018, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of March 31, 2018 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of March 31, 2018, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2017:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we issued the following unregistered securities:

During the quarter ended March 31, 2018, we issued an aggregate of 1,450,000 shares of our common stock to 17 non-affiliated investors in exchange for $156,500. These shares were issued pursuant to stock purchase agreements and were issued with a standard restrictive legend. In connection with these share issuances we also issued warrants to acquire an aggregate of 325,000 shares of our common stock, with exercise prices ranging from $0.10 to $1.00 per share and that expire either three or four years from the date of grant. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

During the quarter ended March 31, 2018, we issued 450,000 shares of our common stock to two people for services rendered to the company. The shares were valued at $105,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

On March 9, 2018, we issued a convertible promissory note to a non-affiliated shareholder. The principal amount of the promissory note is $20,000, with a 10% annual interest rate and a maturity date of March 9, 2021. The note is convertible at 61% of the average of the closing prices for our common stock during the five trading days prior to the conversion date but may not be converted if it would cause the holder to own more than 4.9% of our outstanding common stock after giving effect to the conversion. The issuance of the note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor is a sophisticated investor, known to our management and familiar with our operations.

During the quarter ended March 31, 2018, we issued 447,914 shares of our common stock to The Doheny Group, LLC, under the anti-dilution provisions of certain royalty agreements we have with The Doheny Group, LLC. These shares were issued with a standard restrictive legend. As of March 31, 2018, we were obligated to issue an additional 183,722 shares of our common stock to Doheny Group, LLC, pursuant to the anti-dilution rights they have with us, but have not yet issued the shares. These shares will be issued with a standard restrictive legend. The issuances of the shares to The Doheny Group, LLC, were and will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchaser is a sophisticated investor, known to our management and familiar with our operations.

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

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2016

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC dated November 15, 2016

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.23 (14)	Form of Securities Purchase Agreement

10.24 (14)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock, LLC dated January 21, 2018 (memorializing oral agreement between the parties dated March 31, 2018)

10.25 (15)	Agreement to Purchase Common and Preferred Stock dated December 31, 2018

10.26 (16)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Blow & Drive Interlock Corporation

Dated: June 27, 2019		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

