Form 10-Q
period 2018-06-30
Blow & Drive Interlock Corp
filed 2019-07-02
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X].

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 28, 2019, there were 31,350,683 shares of common stock, $0.0001 par value, issued and outstanding.

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

1

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of June 30, 2018 (unaudited) and December 31, 2017 (restated), the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (restated), the consolidated statement of stockholders equity (deficit) for the three months ended June 30, 2018, and the consolidated statements of cash flows for the six months ending June 30, 2018 and 2017 (restated), follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$281,364	$31,874
Accounts receivable, net of allowance for doubtful accounts of $0 and $26,541 at June 30, 2018 and December 31, 2017, respectively	-	28,916
Prepaid Expenses	1,149	2,655
Total current assets	282,513	63,445

Deposits	5,131	5,131

Total assets	$287,644	$68,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$10,444	$39,695
Accrued expenses	24,482	15,685
Accrued royalty payable	240,859	179,993
Accrued interest	90,021	35,460
Income taxes payable	5,930	5,930
Deferred revenue	127,702	184,378
Derivative liability	23,380	12,302
Notes payable, net of debt discount of $7,548 and $18,729 at June 30, 2018 and December 31, 2017, respectively	70,895	60,006
Notes payable – related party	280,000	45,328
Convertible notes payable, net of debt discount of $5,124 and $0 at June 30, 2018 and December 31, 2017, respectively	2,376	6,972
Total current liabilities	876,089	585,749

Non-current Liabilities
Notes payable, net of debt discount of $10,699 and $14,473 at June 30, 2018 and December 31, 2017, respectively	15,351	21,274
Notes payable – related party	1,115,000	839,306
Convertible notes payable, net of debt discount of $8,965 and $2,011 at June 30, 2018 and December 31, 2017, respectively	11,035	3,517
Total non-current liabilities	2,017,475	864,097

Total Liabilities	2,017,475	1,449,846

Stockholders’ Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 0 shares issued or issuable and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,000	1,000
Common stock, par value $0.0001, 100,000,000 shares authorized, 30,236,938 and 26,223,834 shares issued or issuable and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,023	2,622
Additional paid-in capital	3,387,340	2,911,753
Accumulated deficit	(5,121,194)	(4,296,645)
Total stockholders’ deficit	(1,729,831)	(1,381,270)

Total liabilities and stockholders’ equity (deficit)	$287,644	$68,576

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (restated)	2018	2017 (restated)

Monitoring revenues	$264,744	$204,738	$443,231	$280,058
Distributorship revenues	16,095	109,719	39,265	201,453
Total revenues	280,839	314,457	482,496	481,511

Monitoring cost of revenue	29,068	46,085	76,681	54,067
Distributorship cost of revenue	-	2,500	-	6,739
Total cost of revenue	29,068	48,585	76,681	60,806
Gross profit	251,771	265,872	405,815	420,705

Operating expenses
Payroll	229,737	98,462	466,149	168,776
Professional fees	50,963	35,771	88,055	76,902
General and administrative	219,539	(388,747)	469,095	324,345
Depreciation	-	88,726	-	144,142
Total operating expenses	500,239	(165,788)	1,023,299	717,165

Income (loss) from operations	(248,468)	431,660	(617,484)	(296,460)

Other income (expense)
Interest expense, net	(108,237)	(150,489)	(210,558)	(294,798)
Change in fair value of derivative liability	11,579	1,464	4,293	17,492
Gain (loss) on extinguishment of debt	-	(305,000)	-	(305,000)
Total other income (expenses)	(96,658)	(454,025)	(206,265)	(582,306)

Loss before provision for income taxes	(345,126)	(22,365)	(823,749)	(878,766)

Provision for income taxes	800	-	800	-
Net loss	$(345,926)	$(22,365)	$(824,549)	$(878,766)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.03)	$(0.04)

Basic and Diluted Weighted-Average Common Shares Outstanding	29,388,261	22,260,585	28,108,346	21,525,449

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2016 (restated)	-	$-	19,575,605	$1,958	$1,594,721	$(1,587,330)	$9,349
Shares issued for services			27,180	3	13,910	-	13,913
Warrants issued for services					278		278
Shares issued for cash	-	-	5,686,656	569	848,468	-	849,037
Shares issued related to debt	1,000,000	1,000	195,400	18	454,450		455,468
Shares issued related to anti-dilution	-	-	739,253	74	(74)	-	-
Other	-	-	(260)	-	-	-	-
Net loss	-	-	-	-	-	(2,709,315)	(2,709,315)
Balance December 31, 2017	1,000,000	1,000	26,223,834	2,622	2,911,753	(4,296,645)	(1,381,270)
Shares issued for services	-	-	476,000	48	110,152	-	110,200
Shares issued for cash	-	-	3,103,383	310	360,395	-	360,705
Shares issued related to anti-dilution	-	-	400,909	40	(40)	-	-
Conversion of debt to common stock	-	-	32,812	3	5,080		5,083
Net loss	-	-	-	-	-	(824,549)	(824,549)
Balance June 30, 2018	1,000,000	$1,000	30,236,938	$3,023	$3,387,340	$(5,121,194)	$(1,729,831)

The accompanying notes are an integral part of these financial statements

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(824,549)	$(878,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	144,142
Shares issued for services	110,200	13,913
Allowance for doubtful accounts	(26,541)	-
Loss on extinguishments of debt	-	305,000
Increase in derivative liabilities	(15,370)	-
Debt converted to common shares	5,083	-
Amortization of debt discount	24,536	186,477
Change in fair value of derivative liability	11,078	(17,492)
Changes in operating assets and liabilities:
Accounts receivable	55,457	(15,320)
Prepaid expenses	1,506	(639)
Deposits	-	53,850
Accounts payable	(29,250)	52,003
Accrued expenses	8,795	37,944
Accrued interest	54,561	29,240
Income taxes payable	-	1,600
Deferred revenue	(56,676)	43,193
Accrued royalties payable	60,866	1,015
Net cash used in operating activities	(620,304)	(43,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(661,245)
Deposits on units	-	150,000
Net cash used in investing activities	-	(511,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	360,705	416,110
Proceeds from issuances of notes payable	21,600	195,400
Principal payments of notes payable	(31,588)	(114,286)
Proceeds from issuance of convertible notes payable	20,000	-
Principal payments of convertible notes payable	(5,000)	-
Proceeds from issuance of related party notes payable	600,127	-
Principal payments of related party note payable	(96,050)	-
Net cash provided by financing activities	869,794	497,224

NET INCREASE (DECREASE) IN CASH	249,490	(57,861)

CASH – beginning of period	31,874	116,309

CASH – end of period	$281,364	$58,448

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$91,634	$79,371
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

7

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2018	2017

Common stock and warrants issued for services	$110,200	$13,913
Preferred stock issued for debt reduction and services	$-	$350,000

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2018, the Company had an accumulated deficit of $5,121,194. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Restatements

The Company has restated its June 30, 2017 financial statements. The original June 30, 2017 financial statements erroneously recognized the entire upfront fees from two of its independent distributors in revenue at the time the Company delivered the exclusive license to the distributors rather than over the term of the agreements (5 years). To correct that error, the Company has shown the portion of the upfront fees attributable to that period only.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $61,915 and $65,336 for the six months ended June 30, 2018 and 2017, respectively

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of June 30, 2018 and December 31, 2017 is adequate, but actual write-offs could exceed the recorded allowance.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Balance December 31, 2017	$-	$12,302	$-
Additions to fair value of derivative liability	-	15,370	-
Change in fair value of derivative liability	-	(4,292)	-
Balance June 30, 2018 (unaudited)	$-	$23,380	$-

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

For the six months ended June 30, 2018, one distributor, licensed in four states, makes up approximately 83% percent of all revenues from distributors at June 30, 2018. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated January 21, 2018 that memorialized a September 30, 2017 oral agreement, the Company and its largest distributor cancelled their distributorship agreement dated September 5, 2015. See Note 18 below.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Note 3 - Restatements

Below are the restated June 30, 2017 financial statements. The original June 30, 2017 financial statements erroneously recognized the entire upfront fees from two of its independent distributors in revenue at the time the Company delivered the exclusive license to the distributors rather than over the term of the agreements (5 years). To correct that error, the Company has shown the portion of the upfront fees attributable to that period only.

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	June 30, 2017 as filed	Restatement adjustment	Restated June 30, 2017

Assets
Current Assets
Cash	$58,448		$58,448
Accounts receivable, net	66,561		66,561
Prepaid Expenses	3,000		3,000
Inventories	10,650		10,650
Total Current Assets	138,659	-	138,659
Other Assets
Deposits	52,404		52,404
Furniture and equipment	873,449		873,449
Total Assets	$1,064,512	$-	$1,064,512

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$80,253		$80,253
Accrued expenses	105,301		105,301
Accrued interest	39,350		39,350
Income taxes payable	7,300		7,300
Deferred revenue	155,524	50,000	205,524
Derivative liability	56,064		56,064

Notes payable, net of debt discount of $36,638	114,902		114,902

Convertible notes payable, net of debt discount of $9,394	48,106		48,106

Royalty notes payable, net of debt discount of $48,608	1,376		1,376
Total Current Liabilities	608,176	50,000	658,176
Long term liabilities

Notes payable, net of debt discount of $51,583	168,377		168,377

Royalty notes payable, net of debt discount of $398,348	118,652		118,652
Accrued royalties payable	122,982		122,982
Total Liabilities	1,018,187	50,000	1,068,187

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none outstanding	-		-
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,006,750 shares issued or issuable	2,247		2,247
Additional paid-in capital	2,459,174		2,459,174
Accumulated deficit	(2,416,096)	(50,000)	(2,466,096)
Total Stockholder’s Equity (Deficit)	46,325	(50,000)	(3,675)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,064,512	$-	$1,064,512

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 as filed	restatement adjustment	restated 2017	2017 as filed	restatement adjustment	restated 2017
Monitoring revenue	$204,738		$204,738	$280,058		$280,058
Distributorship revenue	106,719	3,000	109,719	195,453	6,000	201,453
Total revenue	311,457	3,000	314,457	475,511	6,000	481,511
Monitoring cost of revenue	46,085		46,085	54,067		54,067
Distributorship cost of revenue	2,500		2,500	6,739		6,739
Total cost of revenue	48,585	-	48,585	60,806	-	60,806
Gross profit	262,872	3,000	265,872	414,705	6,000	420,705
Operating expenses
Payroll	98,462		98,462	168,776		168,776
Professional fees	35,771		35,771	76,902		76,902
General and administrative expenses	(388,747)		(388,747)	327,345		327,345
Depreciation	88,726		88,726	144,142		144,142
Common stock issued for services	-		-	-		-
Total operating expenses	(165,788)	-	(165,788)	717,165	-	717,165
Loss from operations	428,660	3,000	431,660	(302,460)	6,000	(296,460)

Other income (expense)
Interest expense	(150,489)		(150,489)	(294,798)		(294,798)
Change in fair value of derivative liability	1,464		1,464	17,492		17,492
Loss on extinguishment of debt	(305,000)		(305,000)	(305,000)		(305,000)
Total other income (expense)	(454,025)	-	(454,025)	(582,306)	-	(582,306)

Loss before provision for income taxes	(25,365)	3,000	(22,365)	(884,766)	6,000	(878,766)

Provision for income taxes	-		-			-

Net loss	$(25,365)	$3,000	$(22,365)	$(884,766)	$6,000	$(878,766)

Basic and diluted loss per common share	$-		$-	$(0.04)		$(0.04)

Weighted average number of common shares outstanding - basic and diluted	22,260,585		22,260,585	21,525,449		21,525,449

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017 as filed	restatement adjustment	restated 2017
Cash flows from operating activities:
Net loss	$(884,766)	$6,000	$(878,766)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	144,142		144,142
Shares issued for services	13,913		13,913
Loss on extinguishment of debt	305,000		305,000
Amortization of debt discount	186,477		186,477
Change in fair value of derivative liability	(17,492)		(17,492)
Changes in operating assets and liabilities
Accounts receivable	(15,320)		(15,320)
Prepaid expenses	(639)		(639)
Deposits	53,850		53,850
Accounts payable	52,003		52,003
Accrued expenses	37,944		37,944
Accrued interest	29,240		29,240
Income taxes payable	1,600		1,600
Deferred revenue	49,193	(6,000)	43,193
Accrued royalties payable	1,015		1,015
Net cash used in operating activities	(43,840)	-	(43,840)

Cash flows from investing activities:
Purchase of property and equipment	(661,245)		(661,245)
Deposits on units	150,000		150,000
Net cash used in investing activities	(511,245)	-	(511,245)

Cash flows from financing activities:
Proceeds from notes payable	195,400		195,400
Repayments of notes payable	(114,286)		(114,286)
Proceeds from issuance of common stock	416,110		416,110
Net cash provided by financing activities	497,224	-	497,224

Net increase (decrease) in cash	(57,861)	-	(57,861)
Cash, beginning of period	116,309		116,309
Cash, end of period	$58,448	$-	$58,448

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$79,371		$79,371
Income taxes	$-		$-
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for services	$13,913		$13,913
Establishment of debt discount for royalty notes	$-		$-
Preferred stock issued for debt reduction and services	$350,000		$350,000

Blow & Drive Interlock Corporation

Consolidated Statement of Shareholders' Equity (Deficit)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated		revised Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	adjustment	Deficit	(Deficit)
Balance December 31, 2016	-	$-	19,575,605	$1,958	$1,594,721	$(1,531,330)	$(56,000)	$(1,587,330)	$9,349

Shares issued for services	-	-	27,180	3	13,910				13,913
Shares issued related to debt	1,000,000	1,000	195,400	19	434,700				435,719
Shares issued for cash	-	-	2,311,218	231	415,879				416,110
Shares issued related to anti-dilution	-	-	364,649	36	(36)				-
Net loss	-	-	-	-	-	(884,766)	6,000	(878,766)	(878,766)
Balance June 30, 2017	1,000,000	$1,000	22,474,052	$2,247	$2,459,174	$(2,416,096)	$(50,000)	$(2,466,096)	$(3,675)

Note 4 – Segment Reporting

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at June 30, 2018 and December 31, 2017.

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

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment gross profit (a):
Monitoring	$235,676	$158,653	$366,550	$225,991
Distributorships	16,095	107,219	39,265	194,714
Gross profit	251,771	265,872	405,815	420,705

Identifiable segment operating expenses (b):
Monitoring	-	51,580	-	57,412
Distributorships	-	37,560	-	86,090
	-	89,140	-	143,502

Identifiable segment operating income (c):
Monitoring	235,676	107,073	366,550	168,579
Distributorships	16,095	69,659	39,265	108,624
	251,771	176,732	405,815	277,203

Reconciliation of identifiable segment income to corporate income (d):
Payroll	229,737	98,462	466,149	168,776
Professional fees	50,963	35,771	88,055	76,902
General and administrative expenses	219,539	(388,747)	469,095	327,345
Depreciation	-	(414)	-	640
Interest expense	108,237	150,489	210,558	294,798
Change in fair value of derivative liability	(11,579)	(1,464)	(4,293)	(17,492)
Loss on extinguishment of debt	-	305,000	-	305,000
Loss before provision for income taxes	(345,126)	(22,365)	(823,749)	(878,766)

Provision for income taxes	800	-	800	-
Net loss	$(345,926)	$(22,365)	$(824,549)	$(878,766)

Total net property, plant, and equipment assets
Monitoring			$-	$348,792
Distributorships			-	523,018
Corporate			-	1,639
			$-	$873,449

(a)	Segment gross profit includes segment net sales less segment cost of sales
(b)	Identifiable segment operating expenses consists of identifiable depreciation expense
(c)	Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense
(d)	General corporate expense consists of all other non-identifiable expenses

Note 5 – Deposits

Deposits consist of the following:

	June 30, 2018	December 31, 2017
Lease Deposits	$5,131	$5,131

Note 6 – Accrued Expenses

Accrued Expenses consist of the following:

	June 30, 2018	December 31, 2017
Accrued payroll and payroll taxes	$6,141	$6,141
Deferred rent	5,096	4,544
Other accrued expenses	13,245	5,000
Total	$24,482	$15,685

Note 7 - Deferred Revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of June 30, 2018 and December 31, 2017, deferred revenue consists of the following:

	June 30, 2018	December 31, 2017
Monitoring deferred revenues	$127,702	$177,878
Distributorship deferred revenues	-	6,500
Total	$127,702	$184,378

Note 8 – Notes Payable

Notes payable consist of the following:

	As of June 30, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

January 2016 ($65,000) - 0% interest with payment of $937 per month for 4 months, $1,250 per month for 8 months, and $3,531 per month until fully paid.	$940	$-	$940	$4,482	$(3,889)	$593
April 2016 ($50,000) - 18% interest at payment of $750 per month with unpaid balance due at March 31, 2018 including issuance of 50,000 common shares.	50,000	-	50,000	50,000	(7,292)	42,708
September 2016 ($10,000) - 24% interest with outstanding balance with accrued interest due at October 31, 2018 with an option of accrued interest to be converted to common stock with 25% discount of trading price	10,000	-	10,000	10,000	-	10,000
December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	41,945	(18,247)	23,698	50,000	(22,021)	27,979
January 2018 ($9,100) - $2,184 fees, monthly principal and fee payments, principal completely paid July 2018	1,608	-	1,608	-	-	-
Total notes payable	104,493	(18,247)	86,246	114,482	(33,202)	81,280

Less: non-current portion	(26,050)	10,699	(15,351)	(35,747)	14,473	(21,274)

Notes payable, current portion	$78,443	$(7,548)	$70,895	$78,735	$(18,729)	$60,006

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

Total interest expense was $0 and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

Total interest expense was $4,500 and $4,500 for the six months ended June 30, 2018 and 2017, respectively.

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

Total interest expense was $1,200 and $1,200 for the six months ended June 30, 2018 and 2017, respectively.

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

Total interest expense was $3,539 and $0 for the six months ended June 30, 2018 and 2017, respectively.

January 2018 - $9,100

On January 4, 2018, the Company provided an agreement to a third party to obtain a $9,100 promissory note in exchange for $9,100 cash. The promissory note had a maturity date of July 17, 2018 and includes fees of $2,184. The note required payments of $2,427 for each of the first two months and $1,608 for each of the next five months.

Total fees were $2,080 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Note 9 – Notes Payable – Related Parties

Notes payable to related parties consist of the following:

	As of June 30, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

January 2016 ($55,000) – Payment of $937 per month for 4 months, $1,250 per month 5 months, and $3,531 per month until fully paid	$-	$-	$-	$5,923	$(6,289)	$(366)
November 2017 ($900,000) - 60 months of payments of $25,000 per month with $15,000 in principal payment and $10,000 in interest payment, first payment due on December 1, 2017 and the final payment on November 1, 2022.	795,000	-	795,000	885,000	-	885,000
February 2018 ($100,000) – Fee payment of $2,500 per month, principal due February 1, 2019.	100,000	-	100,000	-	-	-
March 2018 ($500,000) – Fee payment of $12,500 per month first year, $12,000 per month second year, $11,500 per month third year, $11,000 per month fourth year, $105,00 per month fifth year, principal due March 1, 2020.	500,000	-	500,000	-	-	-
Total notes payable	1,395,000	-	1,395,000	890,923	(6,289)	884,634

Less: non-current portion	(1,115,000)	-	(1,115,000)	(839,306)	-	(839,306)

Notes payable, current portion	$280,000	$-	$280,000	$51,617	$(6,289)	$45,328

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

Total interest expense was $0 and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

Total interest expense was $109,180 and $0 for the six months ended June 30, 2018 and 2017, respectively.

February 2018 - $100,000

On February 1, 2018, the Company entered into an agreement with a related third party to obtain a $100,000 promissory note in exchange for $100,000 cash. The note calls for a monthly fee of $2,500 and the principal is due February 1, 2019.

Total interest expense was $12,500 and $0 for the six months ended June 30, 2018 and 2017, respectively.

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

Total interest expense was $46,780 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Note 10 – Convertible Notes Payable

Convertible notes payable consists of the following:

	As of June 30, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$-	$7,500	$7,500	$-	$7,500
November 2017 ($5,000) - 10% interest bearing convertible debenture due on October 27, 2020 with interest only payments and due upon maturity.	-	-	-	5,000	(2,011)	2,989
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	(14,089)	5,911	-	-	-

Total notes payable	27,500	(14,089)	13,411	12,500	(2,011)	10,489

Less: non-current portion	(20,000)	(8,965)	(11,035)	(5,000)	1,483	(3,517)

Notes payable, current portion	$7,500	$(5,124)	$2,376	$7,500	$(528)	$6,972

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

Total interest expense was $281 and $281 for the six months ended June 30, 2018 and 2017, respectively.

November 2017 - $5,000

On November 1, 2017, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $5,000 due on October 27, 2020. Payments of interest only are due monthly beginning December 2017. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $5,000 discount on debt (the total discount was $6,825, of which $1,825 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. In June 2018, the note and related accrued interest were converted to 32,812 shares of common stock.

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

Total interest expense was $250 and $0 for the three months ended June 30, 2018 and 2017, respectively.

March 2018 - $20,000

On March 9, 2018, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $20,000 due on March 9, 2021. Payments of interest is in cash for the first six months, thereafter, interest may be paid either in cash or common stock of the Company. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $20,000 discount on debt (the total discount was $47,768, of which $27,768 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of June 30, 2018, this note has not been converted.

Total interest expense was $626 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Note 11 – Derivative Liabilities

Derivative liabilities consisted of the following:

	June 30, 2018	December 31, 2017

August 2015 - $15,000 convertible debt	$8,410	$7,310
November 2017 - $5,000 convertible debt	-	4,992
March 2018 - $20,000 convertible debt	14,970	-

Total derivative liabilities	$23,380	$12,302

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

November 2017 Convertible Debt - $5,000

In November 2017, the Company entered into a $5,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $5,000 convertible note with expected term of 3.00 years, expected dividend rate of 0%, volatility of 312% and risk free interest rate 2.37%. This note was paid in June 2018.

March 2018 Convertible Debt - $20,000

In March 2018, the Company entered into a $20,000 convertible note with variable conversion pricing. The following inputs were used within a binomial model to determine the initial relative fair values of the $20,000 convertible note with expected term of 2.69 years, expected dividend rate of 0%, volatility of 199% and risk free interest rate 2.52%.

The Company revalues these derivatives each quarter. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of December 31, 2017 and June 30, 2018.

	Balance			Balance
	at 12/31/17	Additions	Changes	at 06/30/18

August 2015 - $15,000 convertible debt	$7,310	$-	$1,100	$8,410
November 2017 - $5,000 convertible debt	4,992		(4,992)	-
March 2018 - $20,000 convertible debt	-	15,370	(400)	14,970

Total	$12,302	$15,370	$(4,292)	$23,380

Note 12 – Accrued Royalties Payable

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	January 2016 Royalty Agreement – Under the note payable and royalty agreements of $65,000, the Company is required to pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.
●	March 2016 Royalty Agreement – On March 29, 2016, the Company entered into a royalty agreement with a relative of the CEO together with note payable of $55,000. Under the royalty agreement and starting February 2018, the Company is required to pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.
●	September and November 2016 Royalty Agreements – The Company entered into royalty agreements on September 30, 2016 and November 4, 2016 with a related party in relation to notes payable of $192,000 and $325,000, respectively. Under the royalty agreements, the Company is required to pay a royalty fee of from $1 to $2 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.
●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

Based on the royalty agreement, the Company had the following royalty accruals:

	June 30, 2018	December 31, 2017

January 2016 royalty agreement	$113,723	$86,230
March 2016 royalty agreement	115,502	88,010
September and November 2016 royalty agreements	(5,981)	5,753
November 2017 royalty agreement	17,615	-

Total accrued royalties	$240,859	$179,993

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of June 30, 2018, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the six months ended June 30, 2018, the Company issued 476,000 shares of its common stock for services valued at $110,152. In addition , the Company issued 3,103,383 shares of its common stock to several investors for an aggregate purchase price of $360,705. In addition, the Company issued 400,909 common shares in accordance with the anti-dilution provision of the November 1, 2017 related party note. In addition, the Company issued 32,812 shares of its common stock for the conversion of $5,083 in debt. The total number of shares issued or issuable as of June 30, 2018 was 30,236,938.

Note 14 – Warrants

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2016	160,000	$0.53	1.97	-
Granted	4,697,176	0.51	4.00
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2017	4,857,176	$0.51	3.19	412,864
Granted	740,410	1.38	4.00	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of June 30, 2018	5,597,586	$0.60	3.05	4,005

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Preferred shares	-	-	-	-
Convertible notes	58,299	194,008	58,299	202,789
Warrants	5,597,586	110,000	5,597,586	160,000
Options	-	-	-	-
Total anti-dilutive weighted average shares	5,655,885	304,008	5,655,885	362,789

If all dilutive securities had been exercised at June 30, 2018 the total number of common shares outstanding would be as follows:

Common Shares	30,236,938
Preferred Shares	-
Convertible notes	58,299
Warrants	5,597,586
Options	-
Total potential shares	35,892,823

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

3,070,670 shares of common stock, of which 1,863,152 were granted to the Doheny Group in relation to notes payable and 1,863,152 were granted to the Doheny Group as anti-dilution shares.

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

Subsequent to June 30, 2018, and through the date of this filing, the Company has issued a total of 1,391,500 common shares for an aggregate cash purchase price of $108,000. In connection with these sales of common shares the Company has also issued warrants for 220,000 common shares.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2017, we generated total revenues of $1,235,433, compared to $303,765 in the year ending December 31, 2016. For the three months ended June 30, 2018 and 2017, we had total revenues of $280,839 and $314,457, respectively, and a net loss of $345,926 and $22,365, respectively.

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

As of December 31, 2017, we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. As of June 30, 2018, we had approximately 1,273 units on the road, with approximately 1,082 devices being leased directly from us and approximately 191 devices leased through our distributors. As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017.

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

Our website is www.blowanddrive.com.

Results of Operations

Three Months Ended June 30, 2018 (Unaudited) Compared to Three Months Ended June 30, 2017 (Unaudited)

	For the three months ended June 30,
	2018	2017
Revenue		(restated)
Monitoring revenue	$264,744	$204,738
Distributorship revenue	16,095	109,719
Total revenue	280,839	314,457

Monitoring cost of revenue	29,068	46,085
Distributorship cost of revenue	-	2,500
Total cost of revenue	29,068	48,585
Gross profit	$251,771	$265,872

Operating expenses
Payroll	229,737	98,462
Professional fees	50,963	35,771
General and administrative expenses	219,539	(388,747)
Depreciation	-	88,726
Total operating expenses	500,239	(165,788)

Loss from operations	(248,468)	431,660

Other income (expense)
Interest expense, net	(108,237)	(150,489)
Change in fair value of derivative liability	11,579	1,464
Gain (loss) on extinguishment of debt	-	(305,000)
Total other income (expense)	(96,658)	(454,025)
Provision for income taxes	(800)	0
Net loss	$(345,926)	$(22,365)

Operating Loss; Net Loss

Our net loss increased by $323,561, from ($22,365) for the three months ended June 30, 2017 to ($345,926) for the three months ended June 30, 2018. Our operating loss decreased by $680,128, from $431,660 to ($248,468) for the same periods. The increase in our net loss for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily the result of decreased revenues, partially offset by lower cost of revenue; as well as significant increases in our general and administrative expenses, payroll and professional fees, partially offset by a decrease in depreciation expense, interest expense and loss on extinguishment of debt. These changes are detailed below.

Revenue

During the three months ended June 30, 2018 we had $280,839 in revenues, with $264,744 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $16,095 coming from revenues received from our distributors, compared to $204,738 and $109,719 from these revenue sources for the same period one year ago, respectively. Notably, the source of our revenue continued to shift from revenue received our distributors in the period ended June 30, 2017, to the revenue we receive from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the period ended June 30, 2018. We expect the majority of our revenue in the future to come from the monthly recurring payments we receive from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices and not from distributors as we shift away from using distributors and more towards direct retail of our devices.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2018 was $29,068, compared to $48,585 for the three months ended June 30, 2017. Our cost of revenue for the three months ended June 30, 2018 was completely related to our monthly monitoring services we provide to our customers. For the three months ended June 30, 2017, our cost of revenue was attributed as $46,085 to monitoring cost of revenue and $2,500 to distributorship cost of revenue. Again, we expect this shift in our cost of revenue to monitoring cost of revenue to continue as we move away from using distributors and more towards direct retail of our devices.

Payroll

Our payroll increased by $131,275 from $98,462 for the three months ended June 30, 2017 to $229,737 for the three months ended June 30, 2018. This increase was related to hiring additional personnel as we put more units on the road and to a large increase in estimated payroll taxes. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees increased by $15,192 from $35,771 for the three months ended June 30, 2017 to $50,963 for the three months ended June 30, 2018. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $608,286 from ($388,747) for the three months ended June 30, 2017 to $219,539 for the three months ended June 30, 2018. Notably, in the three months ended June 30, 2017, we paid a settlement of $50,000 to an ex-employee and removed the higher amount we had accrued for that employee, and we amended our preferred stock purchase agreement with Mr. Laurence Wainer such that his payment for the shares was full satisfaction of approximately $45,000 of debt owed to him rather than $25,500 of accrued salary, which was the original payment. We did not have these types of one-time transactions in the three months ended June 30, 2018. In quarters that we do not have similar one-time transactions we expect our general and administrative expenses to be around $125,000 to $150,000 per quarter for the foreseeable future.

Depreciation

Our depreciation decreased from $88,726 for the three months ended June 30, 2017 to $0 for the three months ended June 30, 2018. Our depreciation expense in the period ended June 30, 2017 was primarily related to the depreciation of the BDI-747/1 device. Since we fully impaired our remaining BDI-747/1 devices for the period ended June 30, 2018, due to the uncertainty with the direction of our business going forward, we did not have a depreciation expense for the three months ended June 30, 2018.

Interest Expense

Interest expense decreased by $42,252 from $150,489 for the three months ended June 30, 2017 to $108,237 for the three months ended June 30, 2018. The interest expense decreased for the period ended June 30, 2018, compared to the same period one year ago, due to a decrease in our outstanding debt compared to one year ago, which primarily relate to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2018, we had a change in fair value of derivative liability of $11,579 compared to $1,464 for the three months ended June 30, 2017. The change in fair value of derivative liability for both periods relates to the conversion feature of a promissory note we had outstanding during these periods. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the three months ended June 30, 2018, we had loss on extinguishment of debt of $0, compared to $305,000 during the same period in 2017. The loss on extinguishment of debt during the period in 2017 related to debt retired through the issuance of preferred stock to Laurence Wainer.

Six Months Ended June 30, 2018 (Unaudited) Compared to Six Months Ended June 30, 2017 (Unaudited)

	For the six months ended June 30,
	2018	2017
Revenue		(restated)
Monitoring revenue	$443,231	$280,058
Distributorship revenue	39,265	201,453
Total revenue	482,496	481,511

Monitoring cost of revenue	76,681	54,067
Distributorship cost of revenue	-	6,739
Total cost of revenue	76,681	60,806
Gross profit	$405,815	$420,705

Operating expenses
Payroll	466,149	168,776
Professional fees	88,055	76,902
General and administrative expenses	469,095	324,345
Depreciation	-	144,142
Total operating expenses	1,023,299	717,165

Loss from operations	(617,484)	(296,460)

Other income (expense)
Interest expense, net	(210,558)	(294,798)
Change in fair value of derivative liability	4,293	17,492
Gain (loss) on extinguishment of debt	-	(305,000)
Total other income (expense)	(206,265)	(582,306)
Provision for income taxes	(800)	0
Net loss	$(824,549)	$(878,766)

Operating Loss; Net Loss

Our net loss decreased by $54,217, from ($878,766) for the six months ended June 30, 2017 to ($824,549) for the six months ended June 30, 2018. Our operating loss increased by $321,024, from ($296,460) to ($617,484) for the same periods. The slight decrease in our net loss for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is primarily the result of slightly higher revenues and slightly lower cost of revenue; as well as significant increases in our general and administrative expenses, payroll and professional fees, partially offset by a significant decrease in depreciation expense, and decreases in our interest expense and loss on extinguishment of debt. These changes are detailed below.

Revenue

During the six months ended June 30, 2018 we had $482,496 in revenues, with $443,231 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $39,265 coming from revenues received from our distributors, compared to $280,058 and $201,453 from these revenue sources for the same period one year ago, respectively. Notably, although our total revenue was similar, the source of our revenue continued to shift significantly from revenue received our distributors in the period ended June 30, 2017, to the revenue we receive from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the period ended June 30, 2018. We expect the majority of our revenue in the future to come from the monthly recurring payments we receive from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices and not from distributors as we shift away from using distributors and more towards direct retail of our devices.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2018 was $76,681, compared to $60,806 for the six months ended June 30, 2017. Our cost of revenue for the six months ended June 30, 2018 was completely related to our monthly monitoring services we provide to our customers. For the six months ended June 30, 2017, our cost of revenue was attributed as $54,067 to monitoring cost of revenue and $6,739 to distributorship cost of revenue. Again, we expect this shift in our cost of revenue to monitoring cost of revenue to continue as we move away from using distributors and more towards direct retail of our devices.

Payroll

Our payroll increased by $297,373 from $168,776 for the six months ended June 30, 2017 to $466,149 for the six months ended June 30, 2018. This increase was related to hiring additional personnel as we put more units on the road and to a large increase in estimated payroll taxes. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees increased by $11,153 from $76,902 for the six months ended June 30, 2017 to $88,055 for the six months ended June 30, 2018. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $144,749 from $324,345 for the six months ended June 30, 2017 to $469,095 for the six months ended June 30, 2018. Except for the one-time transactions discussed below, increases were primarily related to royalty expense, investor relation expense and software expense, offset partially by decreases in commissions, postage and payroll taxes. Notably, in the six months ended June 30, 2017, we paid a settlement of $50,000 to an ex-employee and removed the higher amount we had accrued for that employee, and we amended our preferred stock purchase agreement with Mr. Laurence Wainer such that his payment for the shares was full satisfaction of approximately $45,000 of debt owed to him rather than $25,500 of accrued salary, which was the original payment. We did not have these types of one-time transactions in the six months ended June 30, 2018. In quarters that we do not have similar one-time transactions we expect our general and administrative expenses to be around $125,000 to $150,000 per quarter for the foreseeable future.

Depreciation

Our depreciation decreased from $144,142 for the six months ended June 30, 2017 to $0 for the six months ended June 30, 2018. Our depreciation expense in the period ended June 30, 2017 was primarily related to the depreciation of the BDI-747/1 device. Since we fully impaired our remaining BDI-747/1 devices for the period ended June 30, 2018, due to the uncertainty with the direction of our business going forward, we did not have a depreciation expense for the six months ended June 30, 2018.

Interest Expense

Interest expense decreased by $84,240 from $294,798 for the six months ended June 30, 2017 to $210,558 for the six months ended June 30, 2018. The interest expense decreased for the period ended June 30, 2018, compared to the same period one year ago, due to a decrease in our outstanding debt compared to one year ago, which primarily relates to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the six months ended June 30, 2018, we had a change in fair value of derivative liability of $4,293 compared to $17,492 for the six months ended June 30, 2017. The change in fair value of derivative liability for both periods relates to the conversion feature of a promissory note we had outstanding during these periods. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the six months ended June 30, 2018, we had impairment of fixed assets of $0, compared to $305,000 during the same period in 2017. The loss on extinguishment of debt during the period in 2017 related to debt retired through the issuance of preferred stock to Laurence Wainer.

Liquidity and Capital Resources for the Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Introduction

Our cash on hand as of June 30, 2018 was $281,364, compared to $31,874 at December 31, 2017. During the six months ended June 30, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2018 and as of December 31, 2017, respectively, are as follows:

	June 30, 2018	December 31, 2017	Change

Cash	$281,364	$31,874	$249,490
Total current assets	$282,513	$63,445	$219,068
Total assets	$287,644	$68,576	$219,068
Total current liabilities	$876,089	$585,749	$290,340
Total liabilities	$2,017,475	$1,449,846	$567,629

Our current assets increased as of June 30, 2018 as compared to December 31, 2017, primarily due to us having more cash on hand, offset slightly by less accounts receivable. The increase in our total assets between the two periods was also primarily related to the increase in cash, slightly offset by less accounts receivable.

Our current liabilities increased as of June 30, 2018 as compared to December 31, 2017. This increase was primarily due to increases in our accrued royalty payable, accrued interest, derivative liability, notes payable, and notes payable-related party, offset by decreases in accounts payable and accrued expenses.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $620,304 for the six months ended June 30, 2018, as compared to $43,840 for the six months ended June 30, 2017. For the period in 2018, the net cash used in operating activities consisted primarily of our net income (loss) of ($824,549), increase in derivative liabilities of ($15,370), an allowance for doubtful accounts of ($26,541), adjusted primarily by a non-cash change in fair value of derivative liability of $11,078, shares issued for services of $110,200, and amortization of debt discount of $24,536, as well as changes in, accrued expenses of $8,795, accounts receivable of $55,457, prepaid expenses of $1,506, accounts payable of ($29,250), deferred revenue of ($56,676), accrued royalties payable of $60,866, and accrued interest of $54,561. For the period in 2017, the net cash used in operating activities consisted primarily of our net income (loss) of ($878,766) (restated), adjusted primarily by change in fair value of derivative liability of ($17,492), shares issued for services of $13,913, amortization of debt discount of $186,477, and depreciation of $144,142, as well as changes in, accrued expenses of $37,944, accounts receivable, net of ($15,320), prepaid expenses of ($639), deposits of $53,850, deferred revenue of $43,193 (restated), accounts payable of $52,003, income taxes payable of $1,600, accrued royalties payable of $1,015, and accrued interest of $29,240.

Investments

We did not have any cash provided by/used in investing activities in the six months ended June 30, 2018, compared to cash used in investing activities of $511,245 for the six months ended June 30, 2017. For the six months ended June 30, 2017, the cash used in investing activities was related to purchases of furniture and equipment of ($661,245), partially offset by deposits on units of $150,000.

Financing

We had net cash provided by financing activities for the six months ended June 30, 2018 of $869,794, compared to $497,224 for the six months ended June 30, 2017. For the six months ended June 30, 2018, our net cash from financing activities consisted of proceeds from convertible notes payable of $20,000, proceeds from related party notes payable of $600,127, proceeds of notes payable of $21,600, and proceeds from issuance of common stock of $360,705, partially offset by repayments of notes payable of $31,588, repayments of convertible notes payable of $5,000, and repayments of related party notes payable of $96,050. For the six months ended June 30, 2017, our net cash from financing activities consisted of proceeds from notes payable of $195,400 and proceeds from issuance of common stock of $416,110, partially offset by repayments of notes payable of ($114,286).

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2018, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of June 30, 2018 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of June 30, 2018, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2017:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we issued the following unregistered securities:

During the quarter ended June 30, 2018, we issued an aggregate of 1,653,383 shares of our common stock to 23 non-affiliated investors in exchange for $204,205. These shares were issued pursuant to stock purchase agreements and were issued with a standard restrictive legend. In connection with these share issuances we also issued warrants to acquire an aggregate of 415,410 shares of our common stock, with exercise prices ranging from $0.10 to $1.00 per share and that expire either three or four years from the date of grant. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

During the quarter ended June 30, 2018, we issued 26,000 shares of our common stock to one person for services rendered to the company. The shares were valued at $5,200. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

During the quarter ended June 30, 2018, we issued 32,812 shares of our common stock for the conversion of $5,083 in debt. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investor is a sophisticated investor, known to our management and familiar with our operations.

As of June 30, 2018, we were obligated to issue 373,755 shares of our common stock to Doheny Group, LLC, pursuant to the anti-dilution rights they have with us, but have not yet issued the shares. These shares will be issued with a standard restrictive legend. The issuances of the shares to The Doheny Group, LLC, were and will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchaser is a sophisticated investor, known to our management and familiar with our operations.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2 (17)	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2016

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC dated November 15, 2016

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.23 (14)	Form of Securities Purchase Agreement

10.24 (14)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock, LLC dated January 21, 2018 (memorializing oral agreement between the parties dated March 31, 2018)

10.25 (15)	Agreement to Purchase Common and Preferred Stock dated December 31, 2018

10.26 (16)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 2, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2016.

(12)	Incorporated by reference from our Current Report on Form 10-Q filed with the Commission on July 3, 2017.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 9, 2018.

(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 11, 2019.

(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 15, 2017

(17)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on June 27, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: July 2, 2019		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

