Form 10-Q
period 2018-09-30
Blow & Drive Interlock Corp
filed 2019-07-05
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55053

Blow & Drive Interlock Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3590850 (I.R.S. Employer Identification No.)

1427 S. Robertson Blvd. Los Angeles, CA (Address of principal executive offices)	90035 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 1, 2019, there were 31,350,683 shares of common stock, $0.0001 par value, issued and outstanding.

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

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of September 30, 2018 (unaudited) and December 31, 2017 (restated), the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (restated), the consolidated statement of stockholders equity (deficit) for the three months ended September 30, 2018, and the consolidated statements of cash flows for the nine months ending September 30, 2018 and 2017 (restated), follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)

ASSETS

Current Assets
Cash	$42,124	$31,874
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 at September 30, 2018 and December 31, 2017, respectively	5,355	28,916
Prepaid Expenses	2,648	2,655
Total current assets	50,127	63,445

Deposits	5,131	5,131

Total assets	$55,258	$68,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$-	$39,695
Accrued expenses	20,547	15,685
Accrued royalty payable	254,711	179,993
Accrued interest	135,233	35,460
Income taxes payable	5,930	5,930
Deferred revenue	115,551	184,378
Derivative liability	18,287	12,302
Notes payable, net of debt discount of $7,548 and $18,729 at September 30, 2018 and December 31, 2017, respectively	69,134	60,006
Notes payable – related party	113,750	45,328
Convertible notes payable, net of debt discount of $5,124 and $0 at September 30, 2018 and December 31, 2017, respectively	2,376	6,972
Total current liabilities	735,519	585,749

Non-current Liabilities
Notes payable, net of debt discount of $8,812 and $14,473 at September 30, 2018 and December 31, 2017, respectively	16,182	21,274
Notes payable – related party	1,251,250	839,306
Convertible notes payable, net of debt discount of $7,684 and $2,011 at September 30, 2018 and December 31, 2017, respectively	12,316	3,517
Total non-current liabilities	1,279,748	864,097

Total Liabilities	2,015,267	1,449,846

Stockholders’ Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued or issuable and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,000	1,000
Common stock, par value $0.0001, 100,000,000 shares authorized, 31,611,785 and 26,223,834 shares issued or issuable and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,161	2,622
Additional paid-in capital	3,485,203	2,911,753
Accumulated deficit	(5,449,373)	(4,296,645)
Total stockholders’ deficit	(1,960,009)	(1,381,270)

Total liabilities and stockholders’ equity (deficit)	$55,258	$68,576

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (restated)	2018	2017 (restated)

Monitoring revenues	$221,418	$394,139	$664,649	$674,197
Distributorship revenues	20,240	85,286	59,505	286,729
Total revenues	241,658	479,415	724,154	960,926

Monitoring cost of revenue	18,724	57,817	95,405	111,884
Distributorship cost of revenue	-	1,000	-	7,739
Total cost of revenue	18,724	58,817	95,405	119,623
Gross profit	222,934	420,598	628,749	841,303

Operating expenses
Payroll	240,499	272,900	706,648	457,288
Professional fees	26,175	16,603	114,230	93,505
General and administrative	170,504	269,039	639,598	579,172
Depreciation	-	90,512	-	234,654
Total operating expenses	437,178	649,054	1,460,476	1,364,619

Loss from operations	(214,244)	(228,456)	(831,727)	(523,316)

Other income (expense)
Interest expense, net	(119,028)	(145,740)	(329,586)	(440,538)
Change in fair value of derivative liability	5,093	(6,474)	9,385	11,018
Gain (loss) on extinguishment of debt	-	-	-	(305,000)
Total other income (expenses)	(113,935)	(152,214)	(320,201)	(734,520)
Loss before provision for income taxes	(328,179)	(380,670)	(1,151,928)	(1,257,836)

Provision for income taxes	-	-	800	1,600
Net loss	$(328,179)	$(380,760)	$(1,152,728)	$(1,259,436)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Basic and Diluted Weighted-Average Common Shares Outstanding	31,205,429	22,856,861	29,152,045	21,922,340

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2016 (restated)	-	$-	19,575,605	$1,958	$1,594,721	$(1,587,330)	$9,349
Shares issued for services			27,180	3	13,910	-	13,913
Warrants issued for services					278		278
Shares issued for cash	-	-	5,686,656	569	848,468	-	849,037
Shares issued related to debt	1,000,000	1,000	195,400	18	454,450		455,468
Shares issued related to anti-dilution	-	-	739,253	74	(74)	-	-
Other	-	-	(260)	-	-	-	-
Net loss	-	-	-	-	-	(2,709,315)	(2,709,315)
Balance December 31, 2017	1,000,000	1,000	26,223,834	2,622	2,911,753	(4,296,645)	(1,381,270)
Shares issued for services	-	-	476,000	48	110,153	-	110,201
Shares issued for cash	-	-	4,340,883	434	458,271	-	458,705
Shares issued related to anti-dilution	-	-	538,256	54	(54)	-	-
Conversion of debt to common stock	-	-	32,812	3	5,080		5,083
Net loss	-	-	-	-	-	(1,152,728)	(1,152,728)
Balance September 30, 2018	1,000,000	$1,000	31,611,785	$3,161	$3,485,203	$(5,449,373)	$(1,960,009)

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,152,728)	$(1,259,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	234,654
Loss on fixed assets disposals	-	12,989
Shares issued for services	110,200	14,188
Allowance for doubtful accounts	(26,541)	5,412
Loss on extinguishments of debt	-	305,000
Debt converted to common shares	5,083	-
Amortization of debt discount	27,704	275,465
Change in fair value of derivative liability	(9,385)	(11,019)
Changes in operating assets and liabilities:
Accounts receivable	50,102	6,760
Prepaid expenses	6	792
Deposits	-	1,123
Accounts payable	(39,695)	74,541
Accrued expenses	4,863	168,273
Accrued interest	99,773	30,968
Deferred revenue	(68,827)	(64,274)
Accrued royalties payable	74,718	25,136
Net cash used in operating activities	(924,727)	(179,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(817,026)
Deposits on units	-	250,000
Net cash used in investing activities	-	(567,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of notes payable	21,600	-
Principal payments of notes payable	(34,405)	(46,037)
Proceeds from issuance of convertible notes payable	20,000	-
Principal payments of convertible notes payable	(5,000)	-
Proceeds from issuances of related party notes payable	600,127	195,400
Principal payments of related party note payable	(126,050)	(87,947)
Proceeds from issuance of common stock	458,705	653,099
Net cash provided by financing activities	934,977	714,515

NET INCREASE (DECREASE) IN CASH	10,250	(31,939)

CASH – beginning of period	31,874	116,309

CASH – end of period	$42,124	$84,570

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$91,634	$134,105
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

7

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30,
	2018	2017

Common stock and warrants issued for services	$110,200	$14,188
Preferred stock issued for debt reduction and services	$-	$350,000

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2018, the Company had an accumulated deficit of $5,449,373. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Restatements

The Company has restated its September 30, 2017 financial statements. The original September 30, 2017 financial statements erroneously recognized the entire upfront fees from two of its independent distributors in revenue at the time the Company delivered the exclusive license to the distributors rather than over the term of the agreements (5 years). To correct that error, the Company has shown the portion of the upfront fees attributable to that period only.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $81,652 and $139,811 for the nine months ended September 30, 2018 and 2017, respectively

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of September 30, 2018 and December 31, 2017 is adequate, but actual write-offs could exceed the recorded allowance.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Balance December 31, 2017	$-	$12,302	$-
Additions to fair value of derivative liability	-	15,370	-
Change in fair value of derivative liability	-	(9,385)	-
Balance September 30, 2018 (unaudited)	$-	$18,287	$-

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

For the nine months ended September 30, 2018, one distributor, licensed in four states, makes up approximately 89% percent of all revenues from distributors at September 30, 2018. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated January 21, 2018 that memorialized a September 30, 2017 oral agreement, the Company and its largest distributor cancelled their distributorship agreement dated September 5, 2015. See Note 18 below.

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

Note 3 - Restatements

Below are the restated September 30, 2017 financial statements. The original June 30, 2018 financial statements erroneously recognized the entire upfront fees from two of its independent distributors in revenue at the time the Company delivered the exclusive license to the distributors rather than over the term of the agreements (5 years). To correct that error, the Company has shown the portion of the upfront fees attributable to that period only.

Blow & Drive Interlock Corporation

Consolidated Balance Sheet

	September 30, 2017 as filed	adjustment	revised September 30, 2017
	(unaudited)	(unaudited)	(unaudited)
Assets
Current Assets
Cash	$84,370		$84,370
Accounts receivable, net	39,069		39,069
Prepaid Expenses	1,569		1,569
Inventories	10,650		10,650
Total Current Assets	135,658	-	135,658
Other Assets
Deposits	5,131		5,131
Furniture and equipment	925,728		925,728
Total Assets	$1,066,517	$-	$1,066,517

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$102,791		$102,791
Accrued expenses	235,398		235,398
Accrued royalty payable	145,317		145,317
Accrued interest	41,078		41,078
Income taxes payable	5,929		5,929
Deferred revenue	91,057	7,000	98,057
Derivative liability	62,537		62,537
Notes payable, net of debt discount of $22,431	154,069		154,069
Notes payable - related party, current portion	-		-
Convertible notes payable, net of debt discount of $3,115	54,385		54,385
Royalty notes payable, net of debt discount of $29,393	892		892
Total Current Liabilities	893,453	7,000	900,453
Long term liabilities
Notes payable, net of debt discount of $46,750	148,250		148,250
Notes payable - related party	-		-
Royalty notes payable, net of debt discount of $353,894	163,106		163,106
Accrued royalties payable	1,786		1,786
Total Liabilities	1,206,595	7,000	1,213,595

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,000,000 issued	1,000		1,000
Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,057,961 outstanding	2,406		2,406
Additional paid-in capital	2,696,281		2,696,281
Accumulated deficit	(2,839,765)	(7,000)	(2,846,765)
Total Stockholder’s Equity (Deficit)	(140,078)	(7,000)	(147,078)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,066,517	$-	$1,066,517

The accompanying notes are an integral part of these financial statements.

Blow & Drive Interlock Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 as filed	adjustment	revised 2017	2017 as filed	adjustment	revised 2017
Monitoring revenue	$394,139		$394,139	$674,197		$674,197
Distributorship revenue	42,276	43,000	85,276	237,729	49,000	286,729
Total revenue	436,415	43,000	479,415	911,926	49,000	960,926
Monitoring cost of revenue	57,817		57,817	111,884		111,884
Distributorship cost of revenue	1,000		1,000	7,739		7,739
Total cost of revenue	58,817	-	58,817	119,623	-	119,623
Gross profit	377,598	43,000	420,598	792,303	49,000	841,303
Operating expenses
Payroll	272,900		272,900	457,288		457,288
Professional fees	16,603		16,603	93,505		93,505
General and administrative expenses	269,039		269,039	579,172		579,172
Depreciation	90,512		90,512	234,654		234,654
Total operating expenses	649,054	-	649,054	1,364,619	-	1,364,619
Loss from operations	(271,456)	43,000	(228,456)	(572,316)	49,000	(523,316)

Other income (expense)
Interest expense	(145,740)		(145,740)	(440,538)		(440,538)
Change in fair value of derivative liability	(6,474)		(6,474)	11,018		11,018
Loss on extinguishment of debt	-		-	(305,000)		(305,000)
Total other income (expense)	(152,214)	-	(152,214)	(734,520)	-	(734,520)

Loss before provision for income taxes	(423,670)	43,000	(380,670)	(1,306,836)	49,000	(1,257,836)

Provision for income taxes	-		-	1,600		1,600

Net loss	$(423,670)	$43,000	$(380,670)	$(1,308,436)	$49,000	$(1,259,436)

Basic and diluted loss per common share	$(0.02)		$(0.02)	$(0.06)		$(0.06)

Weighted average number of common shares outstanding - basic and diluted	22,856,861		22,856,861	21,922,340		21,922,340

The accompanying notes are an integral part of these financial statements.

Blow & Drive Interlock Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017 as filed	adjustment	revised 2017
Cash flows from operating activities:
Net loss	$(1,308,436)	$49,000	$(1,259,436)
Adjustments to reconcile from net loss to net cash used in operating activities
Depreciation and amortization	234,654		234,654
Loss on fixed assets disposals	12,989		12,989
Shares issued for services	14,188		14,188
Allowance for doubtful accounts	5,412		5,412
Loss on extinguishment of debt	305,000		305,000
Amortization of debt discount	275,465		275,465
Change in fair value of derivative liability	(11,019)		(11,019)
Changes in operating assets and liabilities
Accounts receivable	6,760		6,760
Prepaid expenses	792		792
Deposits	1,123		1,123
Accounts payable	74,541		74,541
Accrued expenses	193,409		193,409
Accrued interest	30,968		30,968
Deferred revenue	(15,274)	(49,000)	(64,274)
Net cash used in operating activities	(179,428)	-	(179,428)

Cash flows from investing activities:
Purchase of property and equipment	(817,026)		(817,026)
Deposits on units	250,000		250,000
Net cash used in investing activities	(567,026)	-	(567,026)

Cash flows from financing activities:
Proceeds from notes payable	195,400		195,400
Repayments of notes payable	(14,268)		(14,268)
Repayments of royalty notes payable	(65,529)		(65,529)
Repayment of related party notes payable	(54,187)		(54,187)
Proceeds from issuance of common stock	653,099		653,099
Net cash provided by financing activities	714,515	-	714,515

Net increase (decrease) in cash	(31,939)	-	(31,939)
Cash, beginning of period	116,309		116,309
Cash, end of period	$84,370	$-	$84,370

Supplemental disclosure of cash information:
Cash paid during the period for:
Interest	$134,105		$134,105
Income taxes	$-		$-
Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	$14,188		$14,188
Establishment of debt discount for royalty notes	$-		$-
Preferred stock issued for debt reduction and services	$350,000		$350,000

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

Note 4 – Segment Reporting

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at September 30, 2018 and December 31, 2017.

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

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment gross profit (a):
Monitoring	$202,694	$336,322	$569,244	$562,313
Distributorships	20,240	84,276	59,505	278,990
Gross profit	222,934	420,598	628,749	841,303

Identifiable segment operating expenses (b):
Monitoring	-	86,543	-	143,955
Distributorships	-	3,552	-	89,642
	-	90,095	-	233,597

Identifiable segment operating income (c):
Monitoring	202,694	249,779	569,244	418,358
Distributorships	20,240	80,724	59,505	189,348
	222,934	330,503	628,749	607,706

Reconciliation of identifiable segment income to corporate income (d):
Payroll	240,499	272,900	706,648	457,288
Professional fees	26,175	16,603	114,230	93,505
General and administrative expenses	170,504	269,039	639,598	579,172
Depreciation	-	417	-	1,057
Interest expense	119,028	145,740	329,586	440,538
Change in fair value of derivative liability	(5,093)	6,474	(9,385)	(11,018)
Loss on extinguishment of debt	-	-	-	305,000
Loss before provision for income taxes	(328,179)	(380,670)	(1,151,928)	(1,257,836)

Provision for income taxes	-	-	800	1,600
Net loss	$(328,179)	$(380,670)	$(1,152,728)	$(1,259,436)

Total net property, plant, and equipment assets
Monitoring			$-	$562,542
Distributorships			-	350,298
Corporate			-	12,889
			$-	$925,729

(a) Segment gross profit includes segment net sales less segment cost of sales

(b) Identifiable segment operating expenses consists of identifiable depreciation expense

(c) Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d) General corporate expense consists of all other non-identifiable expenses

Note 5 – Deposits

Deposits consist of the following:

	September 30, 2018	December 31, 2017
Lease Deposits	$5,131	$5,131

Note 6 – Accrued Expenses

Accrued Expenses consist of the following:

	September 30, 2018	December 31, 2017
Accrued payroll and payroll taxes	$6,141	$6,141
Deferred rent	5,306	4,945
Other accrued expenses	9,100	5,000
Total	$20,547	$15,685

Note 7 - Deferred Revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of September 30, 2018 and December 31, 2017, deferred revenue consists of the following:

	September 30, 2018	December 31, 2017
Monitoring deferred revenues	$115,551	$177,878
Distributorship deferred revenues	-	6,500
Total	$115,551	$184,378

Note 8 – Notes Payable

Notes payable consist of the following:

	As of September 30, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

January 2016 ($65,000) - 0% interest with payment of $937 per month for 4 months, $1,250 per month for 8 months, and $3,531 per month until fully paid.	$940	$-	$940	$4,482	$(3,889)	$593
April 2016 ($50,000) - 18% interest at payment of $750 per month with unpaid balance due at March 31, 2018 including issuance of 50,000 common shares.	50,000	-	50,000	50,000	(7,292)	42,708
September 2016 ($10,000) - 24% interest with outstanding balance with accrued interest due at October 31, 2018 with an option of accrued interest to be converted to common stock with 25% discount of trading price	10,000	-	10,000	10,000	-	10,000
December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	40,736	(16,360)	24,376	50,000	(22,021)	27,979
Total notes payable	101,676	(16,360)	85,316	114,482	(33,202)	81,280

Less: non-current portion	(24,994)	8,812	(16,182)	(35,747)	14,473	(21,274)

Notes payable, current portion	$76,682	$(7,548)	$69,134	$78,735	$(18,729)	$60,006

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

Total interest expense was $0 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

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

Total interest expense was $6,750 and $6,750 for the nine months ended September 30, 2018 and 2017, respectively.

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

Total interest expense was $1,800 and $1,800 for the nine months ended September 30, 2018 and 2017, respectively.

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

Total interest expense was $5,111 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Note 9 – Notes Payable – Related Parties

Notes payable to related parties consist of the following:

	As of September 30, 2018				As of December 31, 2017
	Amount	Discount	Replacement	Net Balance	Amount	Discount	Net Balance

January 2016 ($55,000) – Payment of $937 per month for 4 months, $1,250 per month 5 months, and $3,531 per month until fully paid	$-	$-		$-	$5,923	$(6,289)	$(366)
November 2017 ($900,000) - 60 months of payments of $25,000 per month with $15,000 in principal payment and $10,000 in interest payment, first payment due on December 1, 2017 and the final payment on November 1, 2022.	765,000	-	(765,000)	-	885,000	-	885,000
February 2018 ($100,000) – Fee payment of $2,500 per month, principal due February 1, 2019.	100,000	-	(100,000)	-	-	-	-
March 2018 ($500,000) – Fee payment of $12,500 per month first year, $12,000 per month second year, $11,500 per month third year, $11,000 per month fourth year, $105,00 per month fifth year, principal due March 1, 2020.	500,000	-	(500,000)	-	-	-	-
August 2018 ($1,365,000) – Replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Interest only payment of $20,000 per month first nine months, then payment of $53,500 per month of principal and interest for forty-eight months after which principal will be fully paid	-	-	1,365,000	1,365,000	-	-	-
Total related party notes payable	1,365,000	-	-	1,365,000	890,923	(6,289)	884,634

Less: non-current portion	(1,115,000)	-	(136,250)	(1,251,250)	(839,306)	-	(839,306)

Related party notes payable, current portion	$250,000	$-	(136,250)	$113,750	$51,617	$(6,289)	$45,328

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

Total interest expense was $0 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

November 2017 - $900,000

On November 1, 2017, the Company entered into an agreement with a related third party to exchange the September 2016 $36,100 note, the September 2016 $192,000 note, the October 2016 $24,960 note, the November 2016 $5,040 note, the November 2016 $50,000 note, the November 2016 $325,000 note, the January 2017 $50,400 note, the February 2017 $70,000 note, and the March 2017 $75,000 note for a new promissory note for $900,000. The new promissory note also included accrued interest payable and payment of Company expenses. The term of the loan is sixty months and payments are to be $25,000 per month with $15,000 in principal payment and $10,000 in interest payment. The first payment is to be on December 1, 2017 and the final payment on November 1, 2022. On August 1, 2018, the Company entered into an agreement with a related party to replace the balance ($765,000) on the note, the February 2018 note, and the March 2018 note with a new note for $1,365,000.

Total interest expense was $126,229 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

February 2018 - $100,000

On February 1, 2018, the Company entered into an agreement with a related third party to obtain a $100,000 promissory note in exchange for $100,000 cash. The note calls for a monthly fee of $2,500 and the principal is due February 1, 2019. On August 1, 2018, the Company entered into an agreement with a related party to replace the note, the March 2018 note, and the balance ($765,000) on the November 2017 note with a new note for $1,365,000.

Total interest expense was $15,000 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

March 2018 - $500,000

On March 1, 2018, the Company entered into an agreement with a related third party to obtain a $500,000 promissory note in exchange for $500,000 cash. The note calls for a monthly fee of $12,500 per month for the first year, $12,000 per month for the second year, $11,500 for the third year, $11,000 for the fourth year, and $10,500 for the fifth year, and the principal is due March 1, 2023. On August 1, 2018, the Company entered into an agreement with a related party to replace the note, the February 2018 note, and the balance ($765,000) on the November 2017 note with a new note for $1,365,000.

Total interest expense was $58,475 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

August 2018 - $1,365,000

On August 1, 2018, the Company entered into an agreement with a related third party to replace the balance ($765,000) on the November 2017 note, the February 2018 note ($100,000), and the March 2018 note ($500,000) with a new note for $1,365,000. The note calls for interest only payments of $20,000 per month for the first nine months, and then payments of $53,500 per month for principal and interest. After the forty-eight months, the principal will be paid in full.

Total interest expense was $78,448 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Note 10 – Convertible Notes Payable

Convertible notes payable consists of the following:

	As of September 30, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$-	$7,500	$7,500	$-	$7,500
November 2017 ($5,000) - 10% interest bearing convertible debenture due on October 27, 2020 with interest only payments and due upon maturity.	-	-	-	5,000	(2,011)	2,989
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	(12,808)	7,192	-	-	-

Total convertible notes payable	27,500	(12,808)	14,692	12,500	(2,011)	10,489

Less: non-current portion	(20,000)	7,684	(12,316)	(5,000)	1,483	(3,517)

Convertible notes payable, current portion	$7,500	$(5,124)	$2,376	$7,500	$(528)	$6,972

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

Total interest expense was $422 and $422 for the nine months ended September 30, 2018 and 2017, respectively.

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

Total interest expense was $250 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

March 2018 - $20,000

On March 9, 2018, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $20,000 due on March 9, 2021. Payments of interest is in cash for the first six months, thereafter, interest may be paid either in cash or common stock of the Company. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $20,000 discount on debt (the total discount was $47,768, of which $27,768 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of September 30, 2018, this note has not been converted.

Total interest expense was $1,126 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Note 11 – Derivative Liabilities

Derivative liabilities consisted of the following:

	September 30, 2018	December 31, 2017

August 2015 - $15,000 convertible debt	$3,599	$7,310
November 2017 - $5,000 convertible debt	-	4,992
March 2018 - $20,000 convertible debt	14,688	-

Total derivative liabilities	$18,287	$12,302

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

March 2018 Convertible Debt - $20,000

In March 2018, the Company entered into a $20,000 convertible note with variable conversion pricing. The following inputs were used within a binomial model to determine the initial relative fair values of the $20,000 convertible note with expected term of 2.44 years, expected dividend rate of 0%, volatility of 160% and risk free interest rate 2.49%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of December 31, 2017 and September 30, 2018.

	Balance			Balance
	at 12/31/17	Additions	Changes	at 09/30/18

August 2015 - $15,000 convertible debt	$7,310	$-	$(3,711)	$3,599
November 2017 - $5,000 convertible debt	4,992		(4,992)	-
March 2018 - $20,000 convertible debt	-	15,370	(682)	14,688

Total	$12,302	$15,370	$(9,385)	$18,287

Note 12 – Accrued Royalties Payable

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	January 2016 Royalty Agreement – Under the note payable and royalty agreements of $65,000, the Company is required to pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.
●	March 2016 Royalty Agreement – On March 29, 2016, the Company entered into a royalty agreement with a relative of the CEO together with note payable of $55,000. Under the royalty agreement and starting February 2018, the Company is required to pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity.
●	September and November 2016 Royalty Agreements – The Company entered into royalty agreements on September 30, 2016 and November 4, 2016 with a related party in relation to notes payable of $192,000 and $325,000, respectively. Under the royalty agreements, the Company is required to pay a royalty fee of from $1 to $2 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.
●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

Based on the royalty agreement, the Company had the following royalty accruals:

	September 30, 2018	December 31, 2017

January 2016 royalty agreement	$113,941	$86,230
March 2016 royalty agreement	126,318	88,010
September and November 2016 royalty agreements	(5,203)	5,753
November 2017 royalty agreement	8,530	-
August 2018 royalty agreement	11,125	-

Total accrued royalties	$254,711	$179,993

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of September 30, 2018, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the nine months ended September 30, 2018, the Company issued 476,000 shares of its common stock for services valued at $110,200. In addition , the Company and sold 4,340,883 shares of its common stock to several investors for an aggregate purchase price of $458,705. In addition, the Company issued 538,256 common shares in accordance with the anti-dilution provisions of Royalty notes #3 and #4. In addition, the Company issued 32,812 common shares in the conversion of $5,083 of notes payable. The total number of shares issued or issuable as of September 30, 2018 was 31,611,785.

Note 14 – Warrants

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2016	160,000	$0.53	1.97	-
Granted	4,697,176	0.51	4.00
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2017	4,857,176	$0.51	3.19	412,864
Granted	930,410	1.35	4.00	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of September 30, 2018	5,787,586	$0.60	2.59	-

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Preferred shares	-	-	-	-
Convertible notes	155,190	375,082	155,190	375,082
Warrants	5,787,586	5,137,298	5,787,586	5,137,298
Options	-	-	-	-
Total anti-dilutive weighted average shares	5,942,776	5,512,380	5,942,776	5,512,380

If all dilutive securities had been exercised at September 30, 2018, the total number of common shares outstanding would be as follows:

Common Shares	31,611,785
Preferred Shares	-
Convertible notes	155,190
Warrants	5,787,586
Options	-
Total potential shares	37,554,561

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

Note 17 – Related Party Transactions

The Company had the following related party transactions:

Notes payable of $1,365,000 to the Doheny Group.

3,208,017 shares of common stock, of which 1,863,152 were granted to the Doheny Group in relation to notes payable and 1,294,865 were granted to the Doheny Group as anti-dilution shares.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2017, we generated total revenues of $1,235,433, compared to $303,765 in the year ending December 31, 2016. For the three months ended September 30, 2018 and 2017, we had total revenues of $241,658 and $479,415, respectively, and a net loss of $328,179 and $380,760, respectively.

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

As of December 31, 2017, we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. As of September 30, 2018, we had approximately 1,081 units on the road, with approximately 892 devices being leased directly from us and approximately 186 devices leased through our distributors. As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017.

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

Our website is www.blowanddrive.com.

Results of Operations

Three Months Ended September 30, 2018 (Unaudited) Compared to Three Months Ended September 30, 2017 (Unaudited)

	For the three months ended September 30,
	2018	2017
		(restated)
Revenue
Monitoring revenue	$221,418	$394,139
Distributorship revenue	20,240	85,276
Total revenue	241,658	479,415

Monitoring cost of revenue	18,724	57,817
Distributorship cost of revenue	-	1,000
Total cost of revenue	18,724	58,817
Gross profit	$222,934	$420,598

Operating expenses
Payroll	240,499	272,900
Professional fees	26,175	16,603
General and administrative expenses	170,504	269,039
Depreciation	-	90,512
Total operating expenses	437,178	649,054

Loss from operations	(214,244)	(228,456)

Other income (expense)
Interest expense, net	(119,028)	(145,740)
Change in fair value of derivative liability	5,093	(6,474)
Gain (loss) on extinguishment of debt	-	-
Total other income (expense)	(113,935)	(152,214)

Net loss	$(328,179)	$(380,760)

Operating Loss; Net Loss

Our net loss decreased by $52,581, from ($380,760) for the three months ended September 30, 2017 to ($328,179) for the three months ended September 30, 2018. Our operating loss decreased by $14,212, from ($228,456) to ($214,233) for the same periods. The decrease in our net loss for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily the result of decreases in our general and administrative expenses, payroll and depreciation, partially offset by a slight increase in our professional fees. These changes are detailed below.

Revenue

During the three months ended September 30, 2018 we had $241,658 in revenues, with $221,418 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $20,240 coming from revenues received from our distributors, compared to $394,139 and $85,276 from these revenue sources for the same period one year ago, respectively. Notably, the source of our revenue continued to shift from revenue received our distributors to the revenue we receive from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the period ended September 30, 2018, compared to September 30, 2017. We expect the majority of our revenue in the future to come from the monthly recurring payments we receive from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices and not from distributors as we shift away from using distributors and more towards direct retail of our devices.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2018 was $18,724, compared to $58,817 for the three months ended September 30, 2017. Our cost of revenue for the three months ended September 30, 2018 was completely related to our monthly monitoring services we provide to our customers. For the three months ended September 30, 2017, our cost of revenue was attributed as $57,817 to monitoring cost of revenue and $1,000 to distributorship cost of revenue. Again, we expect this shift in our cost of revenue to monitoring cost of revenue to continue as we move away from using distributors and more towards direct retail of our devices.

Payroll

Our payroll decreased by $32,401 from $272,900 for the three months ended September 30, 2017 to $240,499 for the three months ended September 30, 2018. This decrease was related to needing fewer personnel as we have fewer units on the road, which relates to a decrease in estimated payroll taxes. If we continue to decrease the number of units we have on the road we expect our payroll will continue to decrease.

Professional Fees

Our professional fees increased by $9,572 from $16,603 for the three months ended September 30, 2017 to $26,175 for the three months ended September 30, 2018. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $98,535 from $269,039 for the three months ended September 30, 2017 to $170,504 for the three months ended September 30, 2018. Decreases were $54,738 for advertising, $23,433 for fixed assets adjustment, $22,020 for bad debt expense, $14,275 for commissions, $13,446 for investor relations, and $30,072 miscellaneous small expenses, offset by increases of $29,866 for software expense, $17,167 for special parts, and $12,416 for rent expense.

Depreciation

Our depreciation decreased from $90,512 for the three months ended September 30, 2017 to $0 for the three months ended September 30, 2018. Our depreciation expense in the period ended September 30, 2017 was primarily related to the depreciation of the BDI-747/1 device. Since we fully impaired our remaining BDI-747/1 devices for the period ended September 30, 2018, due to the uncertainty with the direction of our business going forward, we did not have a depreciation expense for the three months ended September 30, 2018.

Interest Expense

Interest expense decreased by $26,712 from $145,740 for the three months ended September 30, 2017 to $119,028 for the three months ended September 30, 2018. The interest expense decreased for the period ended September 30, 2018, compared to the same period one year ago, due to a decrease in our outstanding debt compared to one year ago, which primarily relate to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the three months ended September 30, 2018, we had a change in fair value of derivative liability of $5,093 compared to ($6,474) for the three months ended September 30, 2017. The change in fair value of derivative liability for both periods relates to the conversion feature of a promissory note we had outstanding during these periods. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Nine Months Ended September 30, 2018 (Unaudited) Compared to Nine Months Ended September 30, 2017 (Unaudited)

	For the Nine Months ended September 30,
	2018	2017
		(restated)
Revenue
Monitoring revenue	$664,649	$674,197
Distributorship revenue	59,505	286,729
Total revenue	724,154	960,926

Monitoring cost of revenue	95,405	111,884
Distributorship cost of revenue	-	7,739
Total cost of revenue	95,405	119,623
Gross profit	$628,749	$841,303

Operating expenses
Payroll	706,648	457,288
Professional fees	114,230	93,505
General and administrative expenses	639,598	579,172
Depreciation	-	234,654
Total operating expenses	1,460,476	1,364,619

Loss from operations	(831,727)	(523,316)

Other income (expense)
Interest expense, net	(329,586)	(440,538)
Change in fair value of derivative liability	9,385	11,018
Gain (loss) on extinguishment of debt	-	(305,000)
Total other income (expense)	(320,201)	(734,520)
Provision for income taxes	800	1,600
Net loss	$(1,152,728)	$(1,259,436)

Operating Loss; Net Loss

Our net loss decreased by $106,708, from ($1,259,436) for the nine months ended September 30, 2017 to ($1,152,728) for the nine months ended September 30, 2018. Our operating loss increased by $308,411, from ($523,316) to ($831,727) for the same periods. We only had a slight decrease in our net loss for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, despite the fact we had less revenue and higher operating expenses, primarily due to the fact we did not have the one-time loss on extinguishment of debt in 2018 that we had in 2017. These changes are detailed below.

Revenue

During the nine months ended September 30, 2018 we had $724,154 in revenues, with $664,649 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $59,505 coming from revenues received from our distributors, compared to $674,197 and $286,729 from these revenue sources for the same period one year ago, respectively. Notably, the source of our revenue continued to shift significantly from revenue received our distributors in the period ended September 30, 2017, to the revenue we receive from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the period ended September 30, 2018. We expect the majority of our revenue in the future to come from the monthly recurring payments we receive from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices and not from distributors as we shift away from using distributors and more towards direct retail of our devices.

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2018 was $95,405, compared to $119,623 for the nine months ended September 30, 2017. Our cost of revenue for the nine months ended September 30, 2018 was completely related to our monthly monitoring services we provide to our customers. For the nine months ended September 30, 2017, our cost of revenue was attributed as $111,884 to monitoring cost of revenue and $7,739 to distributorship cost of revenue. Again, we expect this shift in our cost of revenue to monitoring cost of revenue to continue as we move away from using distributors and more towards direct retail of our devices.

Payroll

Our payroll increased by $249,360 from $457,288 for the nine months ended September 30, 2017 to $706,648 for the nine months ended September 30, 2018. This increase was related to hiring additional personnel as we put more units on the road and to a large increase in estimated payroll taxes. If we expand our operations, especially by renting units to individuals directly from us (as opposed to through distributors), we expect our payroll will continue to increase as we put additional units on the road.

Professional Fees

Our professional fees increased by $20,725 from $93,505 for the nine months ended September 30, 2017 to $114,230 for the nine months ended September 30, 2018. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses increased by $60,426 from $579,172 for the nine months ended September 30, 2017 to $639,598 for the nine months ended September 30, 2018. Increases were $166,579 for software expense, $70,079 for royalty expense, $41,200 for special parts expense, $34,836 for telephone expense, $34,462 for investor relations, $29,836 and for rent expense, offset by decreases of $58,159 for advertising expense, $52,683 for fixed assets adjustment, $44,000 for settlement with former officer, $40,858 for commissions, $27,593 for postage and delivery, $22,020 for bad debt expense, and $71,253 for small miscellaneous expenses. Notably, in the nine months ended September 30, 2017, we paid a settlement of $50,000 to an ex-employee and removed the higher amount we had accrued for that employee, and we amended our preferred stock purchase agreement with Mr. Laurence Wainer such that his payment for the shares was full satisfaction of approximately $45,000 of debt owed to him rather than $25,500 of accrued salary, which was the original payment. We did not have these types of one-time transactions in the nine months ended September 30, 2018. In quarters that we do not have similar one-time transactions we expect our general and administrative expenses to be around $125,000 to $150,000 per quarter for the foreseeable future.

Depreciation

Our depreciation decreased from $234,654 for the nine months ended September 30, 2017 to $0 for the nine months ended September 30, 2018. Our depreciation expense in the period ended September 30, 2017 was primarily related to the depreciation of the BDI-747/1 device. Since we fully impaired our remaining BDI-747/1 devices for the period ended September 30, 2018, due to the uncertainty with the direction of our business going forward, we did not have a depreciation expense for the nine months ended September 30, 2018.

Interest Expense

Interest expense decreased by $110,952 from $440,538 for the nine months ended September 30, 2017 to $329,586 for the nine months ended September 30, 2018. The interest expense decreased for the period ended September 30, 2018, compared to the same period one year ago, due to a decrease in our outstanding debt compared to one year ago, which primarily relates to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

During the nine months ended September 30, 2018, we had a change in fair value of derivative liability of $9,385 compared to $11,018 for the nine months ended September 30, 2017. The change in fair value of derivative liability for both periods relates to the conversion feature of a promissory note we had outstanding during these periods. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2018, we had loss on extinguishment of debt of $0, compared to $305,000 during the same period in 2017. The loss on extinguishment of debt during the period in 2017 related to debt retired through the issuance of preferred stock to Laurence Wainer.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Introduction

Our cash on hand as of September 30, 2018 was $42,124, compared to $31,874 at December 31, 2017. During the nine months ended September 30, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2018 and as of December 31, 2017, respectively, are as follows:

	September 30, 2018	December 31, 2017	Change

Cash	$42,124	$31,874	$10,250
Total current assets	$50,127	$63,445	$(13,318)
Total assets	$55,258	$68,576	$(13,318)
Total current liabilities	$735,519	$585,749	$149,770
Total liabilities	$2,015,267	$1,449,846	$565,421

Our current assets decreased as of September 30, 2018 as compared to December 31, 2017, primarily due to us having less accounts receivable, net, partially offset by more cash on hand. The decrease in our total assets between the two periods was also primarily related to having less accounts receivable, net, partially offset by more cash on hand.

Our current liabilities increased as of September 30, 2018 as compared to December 31, 2017. This increase was primarily due to increases in our accrued expenses, accrued royalty payable, accrued interest, derivative liability, notes payable, and notes payable-related party, offset by decreases in accounts payable and deferred revenue.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $924,727 for the nine months ended September 30, 2018, as compared to $179,428 for the nine months ended September 30, 2017. For the period in 2018, the net cash used in operating activities consisted primarily of our net income (loss) of ($1,152,728), an allowance for doubtful accounts of ($26,541), adjusted primarily by non-cash change in fair value of derivative liability of $9,385, shares issued for services of $110,200, debt converted to common shares of $5,083 and amortization of debt discount of $27,704, as well as changes in, accrued expenses of $4,863, accounts receivable of $50,102, prepaid expenses of $7, deferred revenue of ($68,827), accounts payable of ($36,695), accrued royalties payable of $74,718, and accrued interest of $99,773. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of $1,259,436 (restated), a decrease in deferred revenue of $64,274 (restated), and a non-cash change in fair value of derivative liability of $11,019, offset by a decrease in accounts receivable of $6,760, an increase in accounts payable of $74,541, an increase in accrued expenses of $193,409, an increase in accrued interest of $30,968, a decrease in deposits of $1,123, a decrease in prepaid expenses of $792, and changes in non-cash loss on extinguishment of debt of $305,000, amortization of debt discount of $275,465, depreciation of $234,654, shares issued for services of $14,188, fixed assets disposed of $12,989, and allowance for doubtful accounts of $5,412.

Investments

We did not have any cash provided by/used in investing activities in the nine months ended September 30, 2018, compared to cash used in investing activities of $567,026 for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, the cash used in investing activities was related to purchases of furniture and equipment of ($817,026), partially offset by deposits on units of $250,000.

Financing

We had net cash provided by financing activities for the nine months ended September 30, 2018 of $934,977, compared to $714,515 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our net cash from financing activities consisted of proceeds from convertible notes payable of $20,000, proceeds from related party notes payable of $600,127, proceeds of notes payable of $21,600, and proceeds from issuance of common stock of $458,705, partially offset by repayments of notes payable of $34,405, repayments of convertible notes payable of $5,000, and repayments of related party notes payable of $126,050. For the nine months ended September 30, 2017, our net cash from financing activities consisted of proceeds from notes payable of $195,400 and proceeds from issuance of common stock of $653,099, partially offset by repayments of notes payable of $46,037, and repayments relate party note payable of $87,947.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2018, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of September 30, 2018 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of September 30, 2018, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2017:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we issued the following unregistered securities:

During the quarter ended September 30, 2018, we issued an aggregate of 1,237,500 shares of our common stock to 11 non-affiliated investors in exchange for $98,000. These shares were issued pursuant to stock purchase agreements and were issued with a standard restrictive legend. In connection with these share issuances we also issued warrants to acquire an aggregate of 515,000 shares of our common stock, with exercise prices ranging from $0.10 to $1.00 per share and that expire either three or four years from the date of grant. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

During the quarter ended September 30, 2018, we issued 137,349 shares of our common stock to The Doheny Group, LLC, under the anti-dilution provisions of certain royalty agreements we have with The Doheny Group, LLC. These shares were issued with a standard restrictive legend. As of September 30, 2018, we were obligated to issue an additional 511,102 shares of our common stock to Doheny Group, LLC, pursuant to the anti-dilution rights they have with us, but have not yet issued the shares. These shares will be issued with a standard restrictive legend. The issuances of the shares to The Doheny Group, LLC, were and will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the purchaser is a sophisticated investor, known to our management and familiar with our operations.

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

Blow & Drive Interlock Corporation

Dated: July 5, 2019		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

