Form 10-K
period 2018-12-31
Blow & Drive Interlock Corp
filed 2019-07-19
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Aggregate market value of the voting stock held by non-affiliates: $3,355,232 as based on last reported sales price of such stock on June 30, 2018. The voting stock held by non-affiliates on that date consisted of 18,640,182 shares of common stock the closing stock price was $0.18.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 15, 2019, there were 31,350,683 shares of common stock, $0.001 par value, issued and outstanding.

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

As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors, compared to December 31, 2017, when we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017.

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

Our BDI-747/1 device was certified by an independent testing laboratory in June 2015. As of As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of March 31, 2019, the BDI-747/1 device was only approved in Arizona and Texas.

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

As of December 31, 2018, our internal controls were not effective which led to material weaknesses in our internal controls over financial reporting and, as a result, we may not be able to report our financial results accurately or timely and in the future could have a problem to detecting fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective, and as of December 31, 2018 they were not effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

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

ITEM 2 – PROPERTIES

As of December 31, 2018, our executive offices, consisted of approximately 1,200 square feet, were located at 5503 Cahuenga Blvd., #203, Los Angeles, California 91601. Under our lease of these premises, we were paying $2,212 per month and the lease was to run through January 2020, but this lease was transferred to another entity when Mr. Wainer sold his controlling interest to Doheny Group, LLC, a limited liability company controlled by David Haridim, our sole officer and director.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BDIC.” We were listed on June 30, 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2018 and 2017, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2017	First Quarter	$0.55	$0.28
	Second Quarter	$0.40	$0.19
	Third Quarter	$0.36	$0.22
	Fourth Quarter	$0.29	$0.22

2018	First Quarter	$0.39	$0.17
	Second Quarter	$0.30	$0.18
	Third Quarter	$0.22	$0.07
	Fourth Quarter	$0.08	$0.05

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

Holders

As of December 31, 2018, there were 30,211,875 shares of our common stock outstanding held by 137 holders of record and numerous shares held in brokerage accounts. As of July 15, 2019, there were 31,350,683 shares of our common stock outstanding held by 140 holders of record. Of these shares, 19,779,768 were held by non-affiliates. As of June 30, 2018, we had 18,640,182 shares held by non-affiliates. On the cover page of this filing we value the 18,640,182 shares held by non-affiliates as of June 30, 2018 at $3,355,232. These shares were valued at $0.18 per share, based on our closing share price on June 30, 2018.

As of December 31, 2018, there were 1,000,000 shares of our preferred stock outstanding, with all shares being Series A Preferred Stock. Our Series A Preferred has One Million (1,000,000) shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over our common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. As of December 31, 2018, all 1,000,000 shares of Series A Preferred Stock were held by Laurence Wainer, our then sole officer and director. As of March 20, 2019, the 1,000,000 shares of Series A Preferred Stock are held by The Doheny Group, LLC, a limited liability company controlled by David Haridim, our sole officer and director.

Warrants

We currently have warrants to acquire 5,787,586 shares of our common stock held by 105 holders. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2018.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2018, we did not issue any unregistered securities.

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

Overview and Outlook

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2018, we generated total revenues of $942,160, compared to $1,235,433 in the year ending December 31, 2017.

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

As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors, compared to December 31, 2017, when we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017.

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

Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017

Monitoring revenue	$862,330	$926,454
Distributorship revenues	79,830	308,979
Total revenues	942,160	1,235,433

Monitoring cost of revenue	118,596	153,059
Distributorship cost of revenues	-	7,738
Total cost of revenues	118,596	160,797

Gross profit	823,564	1,074,636

Operating expenses:

Payroll	888,498	473,620
Professional fees	157,764	146,406
General and administrative	763,683	841,961
Depreciation	-	338,044
Impairment of fixed assets	-	801,983
Total operating expenses	1,809,945	2,602,014

Loss from operations	(986,381)	(1,527,378)

Interest expense, net	(494,321)	(943,415)
Change in fair value of derivative liability	5,155	68,078
Gain (loss) on extinguishment of debt	311,670	(305,000)
Loan default penalty	(635,000)	-
Total other income (expense)	(812,496)	(1,180,337)

Loss before provision for income taxes	(1,798,877)	(2,707,715)

Provision for income taxes	800	1,600

Net loss	$(1,799,677)	$(2,709,315)

Operating Loss; Net Loss

Our net loss decreased by $909,638, from $2,709,315 to $1,799,677 from the year ended 2017 compared to 2018. Our operating loss decreased by $540,997, from $1,527,378 to $986,381 for the same periods. The change in our net loss for the year ended December 31, 2018, compared to the prior year is primarily a result of the fact we impaired our assets and had a significant depreciation expense in the year ended 2017, which we did not have in 2018, partially offset by a decrease in our revenues and an increase in our payroll expense. These changes are detailed below.

Revenue

During the year ended December 31, 2018 we had $942,160 in revenues, with $862,330 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $79,830 coming from revenues paid to us from our distributors, compared to $926,454 and $308,979 from these revenue sources for the same period one year ago. Our revenue decreased overall during the year ended December 31, 2018 due to us having approximately 1,100 units on the road, compared to the year ended December 31, 2017, when we had approximately 1,558 units on the road. Notably, the source of our revenue continued to shift from revenue received our distributors to the revenue we receive from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the period ended December 31, 2018, compared to December 31, 2017. We expect the majority of our revenue in the future to come from the monthly recurring payments we receive from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices and not from distributors as we shift away from using distributors and more towards direct retail of our devices. We expect the revenue we receive from monitoring our devices on the road, as well as revenue from distributors, will increase in any periods we have more devices on the road versus the comparable period and will decrease in any period we have fewer units on the road versus the comparable period. We do not believe our revenues will increase if our number of devices on the road decreases since we do not believe we will charge more for leasing the BDI-747/1 device than what we charge now in the foreseeable future.

Cost of Revenue

Our cost of revenue for the year ended December 31, 2018 was $118,596, compared to $160,797 for the year ended December 31, 2017. Our cost of revenue for the year ended December 31, 2018 was $118,596 for the revenue we received for the ongoing maintenance for units we lease to customers, and $0 related to the revenue we received from distributors. Our cost of revenue for the year ended December 31, 2017 was $153,059 for the revenue we received for the ongoing maintenance for units we lease to customers, and $7,738 related to the revenue we received from distributors. Again, we expect this shift in our cost of revenue to monitoring cost of revenue to continue as we move away from using distributors and more towards direct retail of our devices.

Payroll

Our payroll increased by $414,878, from $473,620 to $888,498, from the year ended December 31, 2017 compared to December 31, 2018. The significant increase in our payroll expense was primarily a result of us contracting with additional personnel in 2018 to service the units we had on the road during the year.

Professional Fees

Our professional fees increased during the year ended December 31, 2018 compared to the year ended December 31, 2017. Our professional fees were $157,764 for the year ended December 31, 2018 and $146,406 for the year ended December 31, 2017. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $78,278, from $841,961 for the year ended December 31, 2017 to $763,683 for the year ended December 31, 2018. This decrease was primarily related to a significant decrease in advertising expenses in 2018 compared to 2017, a fixed asset adjustment in 2018 when we returned a number of parts to our supplier, and lower commissions paid in 2018 since we paid our last commissions in 2017, partially offset by higher rent expense due to locations in Arizona, higher royalty payments in 2018 and an increase in special parts we ordered from our supplier in 2018.

Depreciation

Our depreciation decreased from $338,044 for the year ended December 31, 2017 to $0 for the year ended December 31, 2018. Our depreciation expense in the period ended September 30, 2017 was primarily related to the depreciation of the BDI-747/1 device. Since we fully impaired our remaining BDI-747/1 devices for the year ended December 31, 2017, due to the uncertainty with the direction of our business going forward, we did not have a depreciation expense for the year ended December 31, 2018.

Impairment of Fixed Assets

During the year ended December 31, 2017, we had impairment of fixed assets of $801,983, compared to $0 during 2018. The impairment of our fixed assets in the year ended December 31, 2017 is a result of our management currently determining whether our current business model and operations are viable. Until this determination has been made, we have elected to impair our assets.

Interest Expense

Interest expense decreased by $449,094 from $943,415 for the year ended December 31, 2017 to $494,321 for the year ended December 31, 2018. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly decreased for the period ended December 31, 2018, compared to the same period one year ago, due to our decrease in outstanding debt compared to one year ago, and the related accretion of the amount of debt discount associated with the debt.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2018, we had a change in fair value of derivative liability of $5,155 compared to $68,078 for the same period in 2017. The change in fair value of derivative liability for both periods, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the year ended December 31, 2018, we had a gain on extinguishment of debt of $311,670 compared to a loss of ($305,000) for the same period in 2017. The gain on extinguishment of debt in the year ended December 31, 2018, relates to the settlement of three notes payable and related accrued interest totaling $73,640 for a total payment of $17,000, resulting in gains totaling $56,640, and the release of two claims of accrued royalties totaling $255,030. The loss on extinguishment of debt in the year ended December 31, 2017, relates to the conversion of a note balance totaling $43,561.50 owed to Mr. Laurence Wainer into shares of our Series A Preferred Stock.

Liquidity and Capital Resources for Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Introduction

During the year ended December 31, 2018 and 2017, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2018 was $775 and our cash used in operations is approximately $100,000 per month. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2018 and as of December 31, 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017	Change

Cash	$775	$31,874	$(31,099)
Total Current Assets	7,146	63,445	(56,299)
Total Assets	13,627	68,576	(54,949)
Total Current Liabilities	564,477	585,749	(21,272)
Total Liabilities	$2,616,143	$1,449,846	$1,166,297

Our current assets decreased as of December 31, 2018 as compared to December 31, 2017, due to us having less cash on hand, less accounts receivable, net, and less prepaid expenses. The decrease in our total assets between the two periods was also related to the decrease in our cash on hand, accounts receivable, net, and prepaid expenses, partially offset by a slight increase in deposits as of December 31, 2018.

Our current liabilities decreased by $21,272, as of December 31, 2018 as compared to December 31, 2017. This slight decrease was primarily due to decreases in our accounts payable, accrued royalty payable, deferred revenue, notes payable-related party, and convertible notes payable, partially offset by increases in accrued expenses, accrued interest, accrued interest – related party, derivative liability, and notes payable.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $1,112,658 for the year ended December 31, 2018, as compared to $384,641 for the year ended December 31, 2017. For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($1,799,677), adjusted primarily by shares issued for services of $114,642, gain on extinguishment of debt of ($311,670), change in fair value of derivative liability of ($5,155), loan default penalty of $635,000, and amortization of debt discount of $30,872, as well as changes in accrued expenses of $44,456, deferred revenue of ($92,216), accounts payable of ($39,695), prepaid expenses of $289, accrued royalties payable of ($101,922), accrued interest $19,773, accrued interest related party of $165,240, and accounts receivable of $23,561. For the period in 2017, the net cash used in operating activities consisted primarily of our net loss of ($2,709,315), adjusted primarily by impairment of long-lived assets of $804,322, depreciation of $338,044, shares and warrants issued for services of $14,191, loss on extinguishment of debt of $305,000, write off of debt discount due to refinance of $352,511, loss on disposal of property and equipment of $98,800, change in fair value of derivative liability of ($61,254), and amortization of debt discount of $361,676, as well as changes in accrued expenses of ($34,625), deferred revenue of $22,047, deposits of $1,123, accounts payable of $6,552, inventory of $10,650, prepaid expenses of ($294), accrued royalties payable of $58,026, income taxes payable of $230, accrued interest of $2,020 accrued interest related party of $23,330, and accounts receivable of $22,325.

Investments

We did not have cash used in investing activities in the year ended December 31, 2018, compared to $634,820 for December 31, 2017. For the year ended December 31, 2017, cash used in investing activities consisted of $884,820 of purchase of furniture and equipment, offset by $250,000 deposits used against the cost of purchasing interlock units.

Financing

Our net cash provided by financing activities for the year ended December 31, 2018 was $1,081,559, compared to $935,026 for the year ended December 31, 2017. For the year ended December 31, 2018, our net cash from financing activities consisted of proceeds from notes payable of $154,400, proceeds from notes payable-related party of $649,127, proceeds from issuance of common stock of $458,705, and proceeds from issuance of convertible notes payable of $20,000, partially offset by repayments of notes payable of ($74,623) and payments on note payable related party of ($126,050). For the year ended December 31, 2017, our net cash from financing activities consisted of proceeds from notes payable of $50,000, proceeds from notes payable-related party of $250,400, proceeds from issuance of common stock of $849,037, and proceeds from issuance of convertible notes payable of $5,000, partially offset by repayments of notes payable of ($56,662), payments on convertible notes payable of ($50,000), and payments on note payable related party of ($112,749).

Contractual Obligations

As of December 31, 2018, we had the following contractual obligations for 2018 through 2022:

	2019	2020	2021	2022	2023	Total

Debt obligations (1)	$831,444	$637,004	$626,334	$606,000	$2,575,500	$5,276,282
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$831,444	$637,004	$626,334	$606,000	$2,575,500	$5,276,282

(1)	The interest amounts for the contractual obligation for each year have been estimated.

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2018, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2018.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of June 15, 2019, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2018 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2018, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2018, to the Company’s knowledge, the following delinquencies occurred:

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2018;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2018,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2018 and 2016, and 2015, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laurence Wainer President, COO, Secretary(1)	2018 2017 2016	$131,434 60,500 52,000	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$131,434 60,500 52,000
Abraham Summers, CFO(2)	2017 2016	4,780 3,500	-0- -0-	-0- -0-	(3)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	4,780 3,500

(1)	Mr. Wainer was appointed President, Chief Executive Officer, Secretary and Director on February 6, 2014. He resigned effective January 2, 2019.
(2)	Mr. Summers was appointed Chief Financial Officer on November 15, 2016. Mr. Summers ceased performing his job responsibilities on May 10, 2017.
(3)	During 2016, Gnosiis International, LLC, an entity-controlled by Mr. Summers, received 533,100 shares of our common stock under the terms of a Finder’s Fee Agreement between us and Gnosiis International, LLC. Since those shares were paid as a finder’s fee for a transaction that closed prior to Mr. Summer’s appointment as our Chief Financial Officer, the value of those shares is not included in this table.

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

In September 11, 2015 we entered into an independent contract agreement with Mr. Laurence Wainer for his services as our sole executive officer. Under the terms of the agreement, we agreed to pay Mr. Wainer $4,000 per month for his services as our sole executive officer. The agreement was for an initial term of one year, which renewed for one year periods until terminated in accordance with the agreement. This agreement terminated when Mr. Wainer resigned from all his positions he held with us, effective January 2, 2019.

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

The following table sets forth director compensation for 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Laurence Wainer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2018 and December 31, 2017. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2018:

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2018.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2018.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 15, 2019, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)	Percent of Voting Rights(3)

Common Stock	David Haridim (4)	President, CEO, CFO, Secretary and Director	11,570,915	(5)(6)	36.9%	8.98%

Common Stock	All Officers and Directors as a Group (1 person)		11,570,915	(5)(6)	36.9%	8.98%

(1)	Unless otherwise indicated, based on 31,350,683 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1427 S. Robertson Blvd., Los Angeles, CA 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock.

(4)	Indicates one of our officers or directors.

(5)	Includes 11,570,915 shares owned The Doheny Group, LLC, an entity controlled by Mr. Haridim. Of the 11,570,915 shares, 447,914 shares were inadvertently issued in the name of David Haridim, the principal of The Doheny Group, LLC, but they are owned by The Doheny Group, LLC.

(6)	Effective December 31, 2018, The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director, entered into an agreement with us to rescind The Doheny Group, LLC’s anti-dilution rights. As a result, The Doheny Group, LLC will not have any anti-dilution rights (the right to receive additional shares whenever we issue shares of our common stock) and will return the approximately 670,000 shares of our common stock it received under its anti-dilution rights since 2016. Since these shares have not yet been returned and cancelled those shares are still included in this table as beneficially-owned by Mr. Haridim.

Series A Preferred Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)	Percent of Voting Rights(3)

Preferred Stock	David Haridim (4)	President, CEO, CFO, Secretary and Director	1,000,000	(5)	100%	76.1%

Common Stock	All Officers and Directors as a Group (1 person)		1,000,000	(5)	100%	76.1%

(1)	Unless otherwise indicated, based on 1,000,000 shares of our Series A Preferred Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1427 S. Robertson Blvd., Los Angeles, CA 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock. Each share of our Series A Preferred Stock has 100 votes on any matter brought before our common stockholders for a vote.

(4)	Indicates one of our officers or directors.

(5)	Includes shares held in the name of The Doheny Group, LLC, an entity controlled by David Haridim.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective December 31, 2018, The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director, entered into an agreement with us to rescind The Doheny Group, LLC’s anti-dilution rights. As a result, The Doheny Group, LLC will not have any anti-dilution rights (the right to receive additional shares whenever we issue shares of our common stock) and will return the approximately 670,000 shares of our common stock it received under its anti-dilution rights since 2016.

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

Corporate Governance

As of December 31, 2018, our Board of Directors consisted of Laurence Wainer. As of December 31, 2018, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of David Haridim as our sole director.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2018 and December 31, 2017 for professional services rendered by Benjamin & Young, LLP for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees and Audit Related Fees	$45,250	$45,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$45,250	$45,000

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

The board of directors has considered the nature and amount of fees billed by Benjamin & Young, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Benjamin & Young, LLP independence.

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

Blow & Drive Interlock Corporation

Dated: July 18, 2019		/s/ David Haridim
	By:	David Haridim
	Its:	President (Principal Executive Officer)

Dated: July 18, 2019		/s/ David Haridim
	By:	David Haridim
	Its:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 18, 2019		/s/ David Haridim
	By:	David Haridim, Director, President, and Secretary

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of Blow & Drive Interlock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blow & Drive Interlock Corporation (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Benjamin & Young, LLP

We served as the Company’s Auditor since 2018

Anaheim, California

July 16, 2019

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BLOW & DRIVE INTERLOCK CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current Assets
Cash	$775	$31,874
Accounts receivable, net of allowance for doubtful accounts of $0 and $26,541 at December 31, 2018 and 2017, respectively	5,355	28,916
Prepaid Expenses	1,016	2,655
Total current assets	7,146	63,445

Deposits	6,481	5,131

Total assets	$13,627	$68,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$-	$39,695
Accrued expenses	60,058	15,685
Accrued royalty payable	26,885	179,993
Accrued interest	17,155	10,082
Accrued interest – related party	190,618	25,378
Income taxes payable	5,930	5,930
Deferred revenue	92,162	184,378
Derivative liability	22,517	12,302
Notes payable, net of debt discount of $7,549 and $18,729 at December 31, 2018 and December 31, 2017, respectively	117,776	60,006
Notes payable – related party	29,000	45,328
Convertible notes payable	2,376	6,972
Total current liabilities	564,477	585,749

Non-current Liabilities
Notes payable, net of debt discount of $6,925 and $14,473 at December 31, 2018 and December 31, 2017, respectively	18,069	21,274
Notes payable – related party	2,020,000	839,306
Convertible notes payable, net of debt discount of $0 and $2,011 at December 31, 2018 and December 31, 2017, respectively	13,597	3,517
Total non-current liabilities	2,051,666	864,097

Total Liabilities	2,616,143	1,449,846

Stockholders’ Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued or issuable and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,000	1,000
Common stock, par value $0.0001, 100,000,000 shares authorized, 31,073,529 and 26,223,834 shares issued or issuable and outstanding as of December 31, 2018 and December 31, 2017, respectively	3,107	2,622
Additional paid-in capital	3,489,699	2,911,753
Accumulated deficit	(6,096,322)	(4,296,645)
Total stockholders’ deficit	(2,602,516)	(1,381,270)

Total liabilities and stockholders’ equity (deficit)	$13,627	$68,576

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenue:
Monitoring revenues	$862,330	$926,454
Distributorship revenues	79,830	308,979
Total revenues	942,160	1,235,433

Cost of sales:
Monitoring cost of revenue	118,596	153,059
Distributorship cost of revenue	-	7,738
Cost of sales	118,596	160,797

Gross profit	823,564	1,074,636

Operating expenses:
Payroll	888,498	473,620
Professional fees	157,764	146,406
General and administrative	763,683	841,961
Depreciation	-	338,044
Impairment of fixed assets	-	801,983
Total operating expenses	1,809,945	2,602,014

Loss from operations	(986,381)	(1,527,378)

Other income (expense)
Interest expense, net	(494,321)	(943,415)
Change in fair value of derivative liability	5,155	68,078
Gain (loss) on extinguishment of debt	311,670	(305,000)
Loan default penalty	(635,000)	-
Total other income (expense)	(812,496)	(1,180,337)

Loss before provision for income taxes	(1,798,877)	(2,707,715)

Provision for income taxes	800	1,600

Net loss	$(1,799,677)	$(2,709,315)

Loss per share:
Basic and diluted	$(0.06)	$(0.12)

Weighted-average shares of common stock outstanding:
Basic and diluted	29,772,036	22,856,861

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2016 (restated)	-	$-	19,575,605	$1,958	$1,594,721	$(1,587,330)	$9,349
Shares issued for services	-	-	27,180	3	13,910	-	13,913
Warrants issued for services	-	-	-	-	278	-	278
Shares issued for cash	-	-	5,686,656	569	848,468	-	849,037
Shares issued related to debt	1,000,000	1,000	195,400	18	454,450	-	455,468
Shares issued related to anti-dilution	-	-	739,253	74	(74)	-	-
Other	-	-	(260)	-	-	-	-
Net loss	-	-	-	-	-	(2,709,315)	(2,709,315)
Balance December 31, 2017	1,000,000	1,000	26,223,834	2,622	2,911,753	(4,296,645)	(1,381,270)
Shares issued for services	-	-	476,000	48	114,595	-	114,643
Shares issued for cash	-	-	4,340,883	434	458,271	-	458,705
Shares issued for conversion of debt	-	-	32,812	3	5,080	-	5,083
Net loss	-	-	-	-	-	(1,799,677)	(1,799,677)
Balance December 31, 2018	1,000,000	$1,000	31,073,529	$3,107	$3,489,699	$(6,096,322)	$(2,602,516)

The accompanying notes are an integral part of these financial statements

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,799,677)	$(2,709,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	338,044
Loss on fixed assets disposals	-	98,800
Impairment of fixed assets	-	804,322
Shares issued for services	114,642	14,191
(Gain) loss on extinguishments of debt	(311,670)	305,000
Write off of debt discount due to refinance	-	352,511
Amortization of debt discount	30,872	361,676
Change in fair value of derivative liability	(5,155)	(61,254)
Loan default penalty	635,000	-
Changes in operating assets and liabilities:
Accounts receivable	23,561	22,325
Prepaid expenses	289	(294)
Inventory	-	10,650
Deposits	-	1,123
Accounts payable	(39,695)	6,552
Accrued expenses	44,456	(34,625)
Income taxes payable	-	230
Accrued interest	19,773	2,020
Accrued interest – related party	165,240	23,330
Deferred revenue	(92,216)	22,047
Accrued royalties payable	101,922	58,026
Net cash used in operating activities	(1,112,658)	(384,641)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(884,820)
Deposits on units	-	250,000
Net cash used in investing activities	-	(634,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of notes payable	154,400	50,000
Principal payments of notes payable	(74,623)	(56,662)
Proceeds from issuance of convertible notes payable	20,000	5,000
Principal payments of convertible notes payable	-	(50,000)
Proceeds from issuances of related party notes payable	649,127	250,400
Principal payments of related party note payable	(126,050)	(112,749)
Proceeds from issuance of common stock	458,705	849,037
Net cash provided by financing activities	1,081,559	935,026

NET INCREASE (DECREASE) IN CASH	(31,099)	(84,435)

CASH – beginning of period	31,874	116,309

CASH – end of period	$775	$31,874

ADDITIONAL CASH FLOW INFORMATION
Interest paid	$291,135	$134,105
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Years Ended December 31,
	2018	2017
Common stock and warrants issued for services	$114,642	$14,191
Preferred stock issued for debt reduction and services	$-	$350,000

The accompanying notes are an integral part of these financial statements.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2018, the Company had an accumulated deficit of $6,096,322. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and achieve profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Revenue Recognition

On January 1, 2018, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

The Company’s principal activity from which it generates revenue is a service which is the use of its interlock units. Revenue is measured based on considerations specified in a contract with a customer. A contract exists when it becomes a legally enforceable agreement with a customer. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration is typically paid at time of sale via credit card, check, or cash when the interlock units are installed on customers’ vehicles

A performance obligation is a promise in a contract to provide a distinct service to the customer, which for the Company is transfer of a service to customers. Performance obligations promised in a contract are identified based on the services that will be provided to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the service is separately identifiable from other promises in the contract. The Company has concluded the services accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods to the customer. We do not issue refunds.

The Company recognizes revenue when it satisfies a performance obligation in a contract by providing a service to a customer when the Company installs the interlock units on the customers’ vehicles. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met.

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $90,742 and $19,941 for the years ended December 31, 2018 and 2017, respectively

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable at December 31, 2018 consists of an amount due for an overpayment by the Company.

The Company’s accounts receivable at December 31, 2017 primarily consists of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2018 and 2017 is adequate, but actual write-offs could exceed the recorded allowance.

Royalty Accrual

The Company entered into royalty agreement to be paid out in perpetuity based on number of units sold for specified product model in years 2018, 2017 and 2016 in connection with notes payable as discussed in Note 11. These estimates were performed at the inception for the notes to reflect the associated debt discount. The Company accruals royalties and is reduced by payments. The Company wrote off $255,030 in accrued royalties to gain on extinguishment of debt due to the December 31, 2018 settlement with two royalty noteholders in which they relinquished all claims to accrued royalties.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Balance December 31, 2017	$-	$12,302	$-
Additions to fair value of derivative liability	-	15,370	-
Change in fair value of derivative liability	-	(5,155)	-
Balance December 31, 2018	$-	$22,517	$-

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

For the year ended December 31, 2018, one distributor, licensed in four states, makes up approximately 92% percent of all revenues from distributors at December 31, 2018. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated January 21, 2018 that memorialized a September 30, 2017 oral agreement, the Company and its largest distributor cancelled their distributorship agreement dated September 5, 2015. See Note 17 below.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in the update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company believes that this will not have a material effect on its financial statements.

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

Note 3 – Segment Reporting

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at December 31, 2018 and December 31, 2017.

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

The following table summarizes net sales and identifiable operating income by segment:

	Year Ended December 31,
	2018	2017
Segment gross profit (a):
Monitoring	$743,734	$773,395
Distributorships	79,830	301,240
Gross profit	823,564	1,074,635

Identifiable segment operating expenses (b):
Monitoring	-	224,884
Distributorships	-	110,810
	-	335,694

Identifiable segment operating income (c):
Monitoring	743,734	548,511
Distributorships	79,830	190,430
	823,564	738,941

Reconciliation of identifiable segment income to corporate income (d):
Payroll	888,498	473,620
Professional fees	157,764	146,406
General and administrative expenses	763,683	841,961
Depreciation	-	2,349
Interest expense	1,129,321	943,415
Change in fair value of derivative liability	(5,155)	(68,078)
Gain on extinguishment of debt	(311,670)	305,000
Impairment of fixed assets	-	801,983
Loss before provision for income taxes	(1,798,877)	(2,707,715)

Provision for income taxes	800	1,600
Net loss	$(1,799,677)	$(2,709,315)

Total net property, plant, and equipment assets
Monitoring	$-	$506,721
Distributorships	-	249,682
Corporate	-	34,930
	$-	$791,333

(a)  Segment gross profit includes segment net sales less segment cost of sales

(b)  Identifiable segment operating expenses consists of identifiable depreciation expense

(c)  Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d)  General corporate expense consists of all other non-identifiable expenses

Note 4 – Deposits

Deposits consist of the following:

	December 31, 2018	December 31, 2017
Lease Deposits	$6,481	$5,131

Note 5 – Accrued Expenses

Accrued Expenses consist of the following:

	December 31, 2018	December 31, 2017
Accrued payroll and payroll taxes	$17,616	$6,141
Deferred rent	5,317	4,544
Other accrued expenses	37,125	5,000
Total	$60,058	$15,685

Note 6 - Deferred Revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of December 31, 2018 and December 31, 2017, deferred revenue consists of the following:

	December 31, 2018	December 31, 2017
Monitoring deferred revenues	$92,162	$177,878
Distributorship deferred revenues	-	6,500
Total	$92,162	$184,378

Note 7 – Notes Payable

Notes payable consist of the following:

	As of December 31, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

January 2016 ($65,000) - 0% interest with payment of $937 per month for 4 months, $1,250 per month for 8 months, and $3,531 per month until fully paid.	$-	$-	$-	$4,482	$(3,889)	$593
April 2016 ($50,000) - 18% interest at payment of $750 per month with unpaid balance due at March 31, 2018 including issuance of 50,000 common shares.	-	-	-	50,000	(7,292)	42,708
September 2016 ($10,000) - 24% interest with outstanding balance with accrued interest due at October 31, 2018 with an option of accrued interest to be converted to common stock with 25% discount of trading price	-	-	-	10,000	-	10,000
December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	40,736	(14,474)	26,262	50,000	(22,021)	27,979
October 2018 ($60,000) - $561 daily principal and interest until paid in full	42,424	-	42,424	-	-	-
October 2018 ($72,800) - $11,527 monthly principal and interest for first six months, $9,975 monthly principal and interest last six months	67,159	-	67,159	-	-	-
Total notes payable	150,319	(14,474)	135,845	114,482	(33,202)	81,280

Less: non-current portion	(24,994)	6,925	(18,069)	(35,747)	14,473	(21,274)

Notes payable, current portion	$125,325	$(7,549)	$117,776	$78,735	$(18,729)	$60,006

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

Total interest expense was $0 and $0 for the years ended December 31, 2018 and 2017, respectively.

April 2016 - $50,000

On March 30, 2016, the Company entered into a borrowing agreement with a third party. The note was for a principal balance of $50,000 and included 50,000 restricted common shares. The promissory note has a maturity date of June 30, 2018 and bears interest at 18% per annum. The purchaser did not sign the agreement nor deliver the proper consideration prior to March 31, 2016. The exchange of the $50,000 in cash consideration by the purchaser and the issuance of the 50,000 restricted common shares by the Company was made in conjunction with delivery of the signed purchase agreement and promissory note on April 5, 2016. The Company recorded a debt discount of $50,000 related to the relative fair value of the issued shares associated with the note to be amortized over the life of the note. The Company paid $13,000 on December 31, 2018 in complete settlement of the note and accrued interest.

Total interest expense was $9,000 and $9,000 for the years ended December 31, 2018 and 2017, respectively.

September 2016 - $10,000

On September 23, 2016, the Company provided an agreement to a third party to obtain a $10,000 promissory note in exchange for 100,000 restricted common shares and $10,000 in cash. The promissory note had a maturity date of October 31, 2017 and bears interest at 24% per annum. On October 31, 2017, the note was amended to extend the maturity date to October 31, 2018. There are no other changes to the note. The Company recorded a debt discount of $10,000 related to the relative fair value of the issued shares associated with the note to be amortized over the life of the note. The Company paid $1,000 on December 31, 2018 in complete settlement of the note and accrued interest.

Total interest expense was $2,400 and $2,400 for the years ended December 31, 2018 and 2017, respectively.

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

Total interest expense was $6,546 and $1,250 for the years ended December 31, 2018 and 2017, respectively.

October 2018 - $60,000

On October 11, 2018, the Company provided an agreement to a third party to obtain a $60,000 promissory note in exchange for $59,105 in cash ($895 in processing fee was deducted from cash). The promissory note had a maturity date of May 5, 2019 and bears interest at 55% per annum. The note required total payments of $561.43 each business day. The note was settled on January 16, 2019 for $30,806, and a gain on settlement was recorded for $10,834.

Total interest expense was $10,390 and $0 for the years ended December 31, 2018 and 2017, respectively.

October 2018 - $72,800

On October 4, 2018, the Company provided an agreement to a third party to obtain a $72,800 promissory note in exchange for $72,800 in cash. The promissory note had a maturity date of October 4, 2019 and bears interest at 51% per annum. The note required total payments of $11,526.67 per month for the first six months and $6,794.67 per month for the last six months.

Total interest expense was $16,252 $0 for the years ended December 31, 2018 and 2017, respectively.

Note 8 – Notes Payable – Related Parties

Notes payable to related parties consist of the following:

	As of December 31, 2018				As of December 31, 2017
	Amount	Discount	Replacement	Net Balance	Amount	Discount	Net Balance

January 2016 ($55,000) – Payment of $937 per month for 4 months, $1,250 per month 5 months, and $3,531 per month until fully paid	$-	$-		$-	$5,923	$(6,289)	$(366)
November 2017 ($900,000) - 60 months of payments of $25,000 per month with $15,000 in principal payment and $10,000 in interest payment, first payment due on December 1, 2017 and the final payment on November 1, 2022.	765,000	-	(765,000)	-	885,000	-	885,000
February 2018 ($100,000) – Fee payment of $2,500 per month, principal due February 1, 2019.	100,000	-	(100,000)	-	-	-	-
March 2018 ($500,000) – Fee payment of $12,500 per month first year, $12,000 per month second year, $11,500 per month third year, $11,000 per month fourth year, $105,00 per month fifth year, principal due March 1, 2020.	500,000	-	(500,000)	-	-	-	-
August 2018 ($1,365,000) – Replaced August 2018 note ($1,365,000) that replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Includes $635,000 penalty on default of August 2018 ($1,365,000) note and $20,000 for missed payment on August 2018 note. Interest only monthly payment of $50,500 for life of note. Entire principal due December 1, 2023.	655,000	-	1,365,000	2,020,000	-	-	-

December 2018 ($6,000) – Principal only due December 17, 2019. No interest	6,000	-	-	6,000	-	-	-
December 2018 ($23,000) – Principal only due December 31, 2019. No interest	23,000	-	-	23,000	-	-	-
Total related party notes payable	2,049,000	-	-	2,049,000	890,923	(6,289)	884,634

Less: non-current portion	(2,020,000)	-	-	(2,020,000)	(839,306)	-	(839,306)

Related party notes payable, current portion	$29,000	$-	-	$29,000	$51,617	$(6,289)	$45,328

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

Total interest expense was $0 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

Total interest expense was $126,229 and $39,016 for the years ended December 31, 2018 and 2017, respectively.

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

Total interest expense was $15,000 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

Total interest expense was $58,475 and $0 for the years ended December 31, 2018 and 2017, respectively.

August 2018 - $1,365,000

On August 1, 2018, the Company entered into an agreement with a related third party to replace the balance ($765,000) on the November 2017 note, the February 2018 note ($100,000), and the March 2018 note ($500,000) with a new note for $1,365,000. The note calls for interest only payments of $20,000 per month for the first nine months, and then payments of $53,500 per month for principal and interest. After the forty-eight months, the principal will be paid in full. In December 2018, the note was replaced by a new note of $2,020,000.

Total interest expense was $158,897 and $0 for the years ended December 31, 2018 and 2017, respectively.

December 2018 - $2,020,000

On December 1, 2018, the Company entered into an agreement with a related third party to replace the August 2018 note of $1,365,000 with a new note for $2,020,000. The new note also includes a default penalty of $635,000 on the August 2018 note and $20,000 for a missed payment on the August 2018 note. The note calls for interest only payments of $50,500 per month for the life of the note. The entire principal is due on December 1, 2023. The effective interest rate was approximately 30% at December 31, 2018.

Total interest expense was $50,500 and $0 for the years ended December 31, 2018 and 2017, respectively.

December 2018 - $6,000

On December 17, 2018, the Company entered into an agreement with a related third party to obtain a $6,000 promissory note in exchange for $6,000 cash. The note bears no interest and is due in full on December 17, 2019.

December 2018 - $23,000

On December 31, 2018, the Company entered into an agreement with a related third party to obtain a $23,000 promissory note in exchange for $23,000 cash. The note bears no interest and is due in full on December 31, 2019.

Note 9 – Convertible Notes Payable

Convertible notes payable consists of the following:

	As of December 31, 2018			As of December 31, 2017
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$-	$7,500	$7,500	$-	$7,500
November 2017 ($5,000) - 10% interest bearing convertible debenture due on October 27, 2020 with interest only payments and due upon maturity.	-	-	-	5,000	(2,011)	2,989
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	-(11,527)	8,473	-	-	-

Total convertible notes payable	27,500	(11,527)	15,973	12,500	(2,011)	10,489

Less: non-current portion	(20,000)	6,403	(13,597)	(5,000)	1,483	(3,517)

Convertible notes payable, current portion	$7,500	$(5,124)	$2,376	$7,500	$(528)	$6,972

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

Total interest expense was $563 and $563 for the years ended December 31, 2018 and 2017, respectively.

November 2017 - $5,000

On November 1, 2017, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $5,000 due on October 27, 2020. Payments of interest only are due monthly beginning December 2017. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $5,000 discount on debt (the total discount was $6,825, of which $1,825 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. The note and accrued interest were converted to 32,812 common shares in June 2018.

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

Total interest expense was $250 and $83 for the years ended December 31, 2018 and 2017, respectively.

March 2018 - $20,000

On March 9, 2018, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $20,000 due on March 9, 2021. Payments of interest is in cash for the first six months, thereafter, interest may be paid either in cash or common stock of the Company. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $20,000 discount on debt (the total discount was $47,768, of which $27,768 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of December 31, 2018, this note has not been converted.

Total interest expense was $1,626 and $0 for the years months ended December 31, 2018 and 2017, respectively.

Note 10 – Derivative Liabilities

Derivative liabilities consisted of the following:

	December 31, 2018	December 31, 2017

August 2015 - $15,000 convertible debt	$6,523	$7,310
November 2017 - $5,000 convertible debt	-	4,992
March 2018 - $20,000 convertible debt	15,994	-

Total derivative liabilities	$22,517	$12,302

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

November 2017 Convertible Debt - $5,000

In November 2017, the Company entered into a $5,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $5,000 convertible note with expected term of 3.00 years, expected dividend rate of 0%, volatility of 312% and risk free interest rate 2.37%. This note and related accrued interest were converted to 32,812 common shares in June 2018.

March 2018 Convertible Debt - $20,000

In March 2018, the Company entered into a $20,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $20,000 convertible note with expected term of 3.35 years, expected dividend rate of 0%, volatility of 413% and risk free interest rate 2.90%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the derivative liability as of December 31, 2017 and December 31, 2018.

	Balance			Balance
	at 12/31/17	Additions	Changes	at 12/31/18

August 2015 - $15,000 convertible debt	$7,310	$-	$(787)	$6,523
November 2017 - $5,000 convertible debt	4,992		(4,992)	-
March 2018 - $20,000 convertible debt	-	15,370	624	15,994

Total	$12,302	$15,370	$(5,155)	$22,517

Note 11 – Accrued Royalties Payable

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	January 2016 Royalty Agreement – Under the note payable and royalty agreements of $65,000, the Company is required to pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity. The note holder relinquished all accrued royalties in a December 31, 2018 settlement agreement.

●	March 2016 Royalty Agreement – On March 29, 2016, the Company entered into a royalty agreement with a relative of the CEO together with note payable of $55,000. Under the royalty agreement and starting February 2018, the Company is required to pay the lender a royalty fee of five ($5) dollars per month for every ignition interlock devise that the Company has on the road in customers’ vehicles up to eight hundred (800) in perpetuity, and for every unit over 800, the Company will owe the lender $1 per month per device in perpetuity. The note holder relinquished all accrued royalties in a December 31, 2018 settlement agreement.

●	September and November 2016 Royalty Agreements – The Company entered into royalty agreements on September 30, 2016 and November 4, 2016 with a related party in relation to notes payable of $192,000 and $325,000, respectively. Under the royalty agreements, the Company is required to pay a royalty fee of from $1 to $2 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	August 2018 Royalty Agreement – the Company entered into a royalty agreement with a related party on August 1, 2018 in relation to a note payable of $1,365,000. This note replaced the November 2017 Royalty Agreement as well as other, non-royalty notes payable. Under the royalty agreement, the Company is required to pay $1.50 and accrue an additional $3.50 for every ignition interlock devise for the first nine months of the note payable. After the first nine months, the Company is required to pay $1.50 per devise and the amount accrued during the first nine months will be paid monthly through the next twelve months. After the note payable is paid in full, the Company is required to pay $3.00 per devise in perpetuity.

●	December 2018 royalty Agreement – the Company entered into a royalty agreement with a related party on December 1, 2018 in relation to a note payable of $2,020,000. This note replaced the August 2018 Royalty Agreement. Under the royalty agreement, the Company is required to pay a royalty fee of $5.00 per month for every ignition interlock device that the Company has on the road in customers’ vehicles.

Based on the royalty agreement, the Company had the following royalty accruals:

	December 31, 2018	December 31, 2017
January 2016 royalty agreement	$-	$86,230
March 2016 royalty agreement	-	88,010
November 2017 royalty agreement	3,327	5,753
August 2018 royalty agreement	18,058	-
December 2018 royalty agreement	5,500	-

Total accrued royalties	$26,885	$179,993

Royalty expense was $150,206 and $85,679 for the years ended December 31, 2018 and 2017, respectively.

Note 12 – Stockholders’ Equity

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of December 31, 2018, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the year ended December 31, 2018, the Company issued 476,000 shares of its common stock for services valued at $110,200. In addition , the Company sold 4,340,883 shares of its common stock to several investors for an aggregate purchase price of $458,705. In addition, the Company issued 32,812 common shares in the conversion of $5,083 of notes payable and related accrued interest. The total number of shares issued or issuable as of December 31, 2018 was 31,611,785.

Note 13 – Warrants

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2016	160,000	$0.53	1.97	5,250
Granted	4,697,176	0.51	4.00	407,614
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	0.14	-	-
Outstanding as of December 31, 2017	4,857,176	$0.51	3.19	412,864
Granted	930,410	1.35	4.00	208,633
Exercised	-	-	-	-
Forfeited, cancelled, expired	(110,000)	0.72	-	-
Outstanding as of December 31, 2018	5,677,586	$0.60	2.40	621,497

Note 14 – Income (Loss) Per Share

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2018	2017
Preferred shares	-	-
Convertible notes	632,101	375,082
Warrants	5,677,586	5,137,298
Options	-	-
Total anti-dilutive weighted average shares	6,309,687	5,512,380

If all dilutive securities had been exercised at December 31, 2018, the total number of common shares outstanding would be as follows:

Common Shares	31,073,529
Preferred Shares	-
Convertible notes	632,101
Warrants	5,677,586
Options	-
Total potential shares	37,383,216

Note 15 – Commitments and Contingencies

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

Note 16 – Related Party Transactions

The Company had the following related party transactions:

●	Notes payable of $2,049,000 to the Doheny Group at December 31, 2018 (refer to notes payable related party section)

●	3,208,017 shares of common stock, of which 1,863,152 were granted to the Doheny Group in relation to notes payable and 756,609 were granted to the Doheny Group as anti-dilution shares for the year ended December 31, 2017 and none in 2018

●	50,000 warrants were granted to David Haridim for the year ended December 31, 2017

Note 17 – Settlement with Distributor

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

Note 18 – Income Taxes

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Statutory federal rate	21.00%	21.00%
Change in valuation allowance	-21.00%	-21.00%
Effective income tax rate	0.00%	0.00%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21%, primarily due to the change in the valuation allowance and state income tax benefit, offset by nondeductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Deferred revenue	$27,635	$55,018
Net operating loss carryforwards	1,387,104	942,364
Total deferred tax assets	1,414,739	997,382
Valuation allowance	(1,414,739)	(997,382)
Net deferred tax assets	$-	$-

At December 31, 2018, the Company had available net operating loss carryovers of approximately $4.3 million that may be applied against future taxable income and expires at various dates between 2026 and 2038, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The net change in the valuation allowance is primarily due to the net loss in 2018, which increased net operating loss carryforward in 2018 compared to 2017.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2015 and later and by California authorities for tax years ended 2013 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2018, the Company has no accrued interest or penalties related to uncertain tax positions.

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

On July 10, 2019, the Company entered into a loan agreement with The Doheny Group for $13,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $13,000 on July 10, 2020.

On July 18, 2019, the Company entered into a loan agreement with The Doheny Group for $8,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $8,000 on July 18, 2020.

