Form 10-Q
period 2019-03-31
Blow & Drive Interlock Corp
filed 2019-08-02
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X] .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 30, 2019, there were 31,350,683 shares of common stock, $0.0001 par value, issued and outstanding.

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

The consolidated balance sheets as of March 31, 2019 (unaudited) and December 31, 2018, the consolidated statements of operations for the three months ended March 31, 2019 and 2018, the consolidated statement of stockholders equity (deficit) for the three months ended March 31, 2019, and the consolidated statements of cash flows for the three months ending March 31, 2019 and 2018, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	December 31, 2018

ASSETS

Current Assets:
Cash	$24,565	$775
Accounts receivable	11,830	5,355
Prepaid expenses	2,539	1,016
Total current assets	38,934	7,146
Deposits	6,481	6,481

Total assets	$45,415	$13,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses	$35,548	$65,988
Accrued royalty payable	42,185	26,885
Accrued interest	23,582	17,155
Accrued interest – related parties	342,118	190,618
Deferred revenue	20,445	92,162
Derivative liability	24,349	22,517
Notes payable, net of debt discount of $0 and $7,549 at March 31, 2019 and December 31, 2018, respectively	67,159	117,776
Notes payable to related parties	29,000	29,000
Convertible notes payable, net of $5,124 and $5,124 at March 31, 2019 and December 31, 2018, respectively	2,376	2,376
Total current liabilities	586,762	564,477

Non-current Liabilities:
Notes payable, less current portion and net of debt discount of $0 and $6,925 at March 31, 2019 and December 31, 2018, respectively	-	18,069
Notes payable to related parties, less current portion	2,137,200	2,020,000
Convertible notes, less current portion and net of $5,122 and $5,122 at March 31, 2019 and December 31, 2018, respectively	14,878	13,597
Total non-current liabilities	2,152,078	2,051,666

Total Liabilities	2,738,840	2,616,143

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued or issuable and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,000	1,000
Common stock, par value $0.0001, 100,000,000 shares authorized, 30,566,920 and 31,073,529 shares issued or issuable and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,057	3,107
Additional paid-in capital	3,514,249	3,489,699
Accumulated deficit	(6,211,731)	(6,096,322)
Total stockholders’ deficit	(2,693,425)	(2,602,516)

Total liabilities and stockholders’ deficit	$45,415	$13,627

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018

Revenues:
Monitoring revenues	$213,687	$178,486
Distributorship revenues	17,691	23,170
Total revenues	231,378	201,656

Cost of revenues:
Monitoring cost of revenue	21,635	47,613
Distributorship cost of revenue	-	-
Total cost of revenues	21,635	47,613

Gross profit	209,743	154,043

Operating expenses:
Payroll	98,040	236,412
Professional fees	41,546	37,092
General and administrative	60,074	249,554
Total operating expenses	199,660	523,058

Loss from operations	10,083	(369,015)

Other Income (Expense):
Interest expense, net	(176,824)	(102,321)
Change in fair value of derivative liability	(1,832)	(7,286)
Gain (loss) on extinguishment of debt	54,764	-
Total other income (expense)	(123,892)	(109,607)

Loss before provision for income taxes	(113,809)	(478,622)

Provision for income taxes	1,600	-

Net loss	$(115,409)	$(478,622)

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.02)

Weighted-average shares of common stock outstanding:
Basic and diluted	30,447,549	26,814,201

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock - Sries A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	1,000,000	$1,000	26,223,834	$2,622	$2,911,753	$(4,296,645)	$(1,381,270)

Shares issued for services	-	-	476,000	48	114,595	-	114,643
Shares issued for cash	-	-	4,340,883	434	458,271	-	458,705
Shares issued for conversion of debt	-	-	32,812	3	5,080	-	5,083
Net loss	-	-	-		-	(1,799,677)	(1,799,677)

Balance at December 31, 2018	1,000,000	1,000	31,073,529	3,107	3,489,699	(6,096,322)	(2,602,516)

Shares issued for services	-	-	250,000	25	24,475	-	24,500
Shares returned related to anti-dilution	-	-	(756,609)	(75)	75	-	-
Net loss	-	-	-	-	-	(115,409)	(115,409)

Balance at March 31, 2019	1,000,000	$1,000	30,566,920	$3,057	$3,514,249	$(6,211,731)	$(2,693,425)

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(115,409)	$(478,622)
Adjustments to reconcile net loss to net cash used in operating activities
Stock or warrants issued for services	24,500	105,000
Allowance for doubtful accounts	-	(26,541)
Amortization of debt discount	15,754	18,447
Increase in derivative liabilities	-	(15,370)
Change in fair value of derivative liability	1,832	22,657
(Gain)/loss on extinguishment of debt	(54,764)	-
Changes in operating assets and liabilities
Accounts receivable	(6,475)	55,457
Prepaid expenses	(1,523)	(725)
Accounts payable	-	(18,850)
Accrued expenses	(30,440)	8,576
Accrued royalties payable	15,300	27,942
Accrued interest	9,621	1,616
Accrued interest related party	151,500	8,898
Deferred revenue	(71,717)	(8,601)
Net cash used in operating activities	(61,821)	(300,116)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	156,500
Proceeds from issuance of notes payable	-	21,600
Principal payments on notes payable	(31,589)	(19,850)
Proceeds from issuance of convertible notes payable	-	20,000
Proceeds from issuance of notes payable related party	117,200	600,127
Payments on note payable related party	-	(66,050)
Net cash provided by financing activities	85,611	712,327

Net increase in cash	23,790	412,211

Cash at beginning of period	775	31,874

Cash at end of period	$24,565	$444,085

Supplemental discolsures of cash flow information
Cash paid during the period for:
Interest paid	$-	$73,359
Income taxes paid	$800	$800

Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	$24,500	$105,000

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $6,211,731 and net loss of $115,409 for the three months ended March 31, 2019. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods to the customer. The Company does not issue refunds.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $0 and $16,861 for the three months ended March 31, 2019 and 2018, respectively

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of March 31, 2019 and December 31, 2018 is adequate, but actual write-offs could exceed the recorded allowance.

Royalty Accrual

The Company entered into royalty agreement to be paid out in perpetuity based on number of units sold for specified product model in years 2018, 2017 and 2016 in connection with notes payable as discussed in Note 9. These estimates were performed at the inception for the notes to reflect the associated debt discount. The Company accruals royalties and is reduced by payments. The Company wrote off $255,030 in accrued royalties to gain on extinguishment of debt in December 2018 due to the December 31, 2018 settlement with two royalty noteholders in which they relinquished all claims to accrued royalties.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Balance December 31, 2018	$-	$22,517	$-
Change in fair value of derivative liability	-	1,832	-

Balance March 31, 2019	$-	$24,349	$-

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

For the three months ended March 31, 2019, one distributor, licensed in one state, makes up 100% percent of all revenues from distributors at March 31, 2019. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated January 21, 2018 that memorialized a September 30, 2017 oral agreement, the Company and its largest distributor cancelled their distributorship agreement dated September 5, 2015.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. While the Company is currently in the process of evaluating the effects of this standard on the consolidated financial statements, the Company plans to adopt ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company plans to adopt the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

NOTE 3 – SEGMENT REPORTING

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at March 31, 2019 and December 31, 2018.

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

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended March 31,
	2019	2018
Segment gross profit (a):
Monitoring	$192,052	$130,873
Distributorships	17,691	23,170
Gross profit	209,743	154,043

Identifiable segment operating expenses (b):
Monitoring	-	-
Distributorships	-	-
	-	-

Identifiable segment operating income (c):
Monitoring	192,052	130,873
Distributorships	17,691	23,170
	209,743	154,043

Reconciliation of identifiable segment income to corporate income (d):
Payroll	98,040	236,412
Professional fees	41,546	37,092
General and administrative expenses	60,074	249,554
Interest expense	176,824	102,321
Change in fair value of derivative liability	1,832	7,286
Gain on extinguishment of debt	(54,764)	-
	323,552	632,665

Loss before provision for income taxes	(113,809)	(478,622)

Provision for income taxes	1,600	-

Net loss	$(115,409)	$(478,622)

Total net property, plant, and equipment assets
Monitoring	$-	$-
Distributorships	-	-
Corporate	-	-
	$-	$-

(a) Segment gross profit includes segment net sales less segment cost of sales

(b) Identifiable segment operating expenses consists of identifiable depreciation expense

(c) Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d) General corporate expense consists of all other non-identifiable expenses

NOTE 4 – ACCRUED EXPENSES

Accrued Expenses consist of the following:

Description	March 31, 2019	December 31, 2018

Accrued payroll and payroll taxes	$20,885	$17,616
Deferred rent	-	5,317
Income tax payable	7,530	5,930
Other accrued expenses	7,133	37,125

Total	$35,548	$65,988

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

	As of March 31, 2019			As of December 31, 2018
Terms	Amount	Discount	Net Balance	Amount	Discount	Net Balance

December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	$-	$-	$-	$40,736	$(14,474)	$26,262
October 2018 ($60,000) - $561 daily principal and interest until paid in full	-	-	-	42,424	-	42,424
October 2018 ($72,800) - $11,527 monthly principal and interest for first six months, $9,975 monthly principal and interest last six months	67,159	-	67,159	67,159	-	67,159

Total notes payable	67,159	-	67,159	150,319	(14,474)	135,845

Less: non-current portion	-	-	-	(24,994)	6,925	(18,069)

Notes payable, current portion	$67,159	$-	$67,159	$125,325	$(7,549)	$117,776

December 2017 - $50,000

On December 1, 2017, the Company provided an agreement to a third party to obtain a $50,000 promissory note in exchange for $50,000 in cash. The promissory note had a maturity date of December 1, 2020 and bears interest at 15% per annum. The note required total payments of $1,733 per month. The Company recorded a debt discount of $22,650 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note. In January 2019, the note was settled with no additional payment. $43,930 was recognized as a gain on settlement.

Total interest expense was $0 and $1,833 for the three months ended March 31, 2019 and 2018, respectively.

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

Total interest expense was $339 and $0 for the three months ended March 31, 2019 and 2018, respectively.

October 2018 - $72,800

On October 4, 2018, the Company provided an agreement to a third party to obtain a $72,800 promissory note in exchange for $72,800 in cash. The promissory note had a maturity date of October 4, 2019 and bears interest at 51% per annum. The note required total payments of $11,526.67 per month for the first six months and $6,794.67 per month for the last six months.

Total interest expense was $8,563 and $0 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

Terms	March 31, 2019	December 31, 2018

August 2018 ($1,365,000) – Replaced August 2018 note ($1,365,000) that replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Includes $635,000 penalty on default of August 2018 ($1,365,000) note and $20,000 for missed payment on August 2018 note. Interest only monthly payment of $50,500 for life of note. Entire principal due December 1, 2023.	$2,020,000	$2,020,000
December 2018 ($6,000) – No interest with principal due on December 17, 2019.	6,000	6,000
December 2018 ($23,000) – No interest with principal due on December 13, 2019.	23,000	23,000
January 2019 ($32,700) – No interest with principal due on January 3, 2020.	32,700	-
January 2019 ($40,000) – No interest with principal due on January 11, 2020.	40,000	-
January 2019 ($14,500) – No interest with principal due on January 15, 2020.	14,500	-
February 2019 ($15,000) – No interest with principal due on February 1, 2020.	15,000	-
February 2019 ($5,000) – No interest with principal due on February 19, 2020.	5,000	-
March 2019 ($10,000) – No interest with principal due on March 4, 2020.	10,000	-

Total notes payable to related parties	2,166,200	2,049,000

Less: non-current portion	(2,137,200)	(2,020,000)

Notes payable to related parties, current portion	$29,000	$29,000

December 2018 - $2,222,000

On December 1, 2018, the Company entered into an agreement with a related third party to replace the August 2018 note of $1,365,000 with a new note for $2,020,000. The new note also includes a default penalty of $635,000 on the August 2018 note and $20,000 for a missed payment on the August 2018 note. The note calls for interest only payments of $50,500 per month for the life of the note. The entire principal is due on December 1, 2023. Accrued interest payments totaling $202,000 were not made by the Company. Per the note agreement, this amount was added to the principal, thus increasing the principal amount to $2,222,000.

Total interest expense was $151,500 and $0 for the three months ended March 31, 2019 and 2018, respectively.

December 2018 - $6,000

On December 17, 2018, the Company entered into an agreement with a related party, Doheny Group, to obtain a $6,000 loan. The note bears no interest and is due in full on December 17, 2019.

December 2018 - $23,000

On December 31, 2018, the Company entered into an agreement with a related party, Doheny Group, to obtain a $23,000 loan. The note bears no interest and is due in full on December 31, 2019.

January 2019 - $32,700

On January 3, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $32,700 loan. The note bears no interest and is due in full on January 3, 2020.

January 2019 - $40,000

On January 11, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $40,000 loan. The note bears no interest and is due in full on January 11, 2020.

January 2019 - $14,500

On January 15, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $14,500 loan. The note bears no interest and is due in full on January 15, 2020.

February 2019 - $15,000

On February 1, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $15,000 loan. The note bears no interest and is due in full on February 1, 2020.

February 2019 - $5,000

On February 19, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $5,000 loan. The note bears no interest and is due in full on February 19, 2020.

March 2019 - $10,000

On March 4, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $10,000 loan. The note bears no interest and is due in full on March 4, 2020.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	As of March 31, 2019			As of December 31, 2018
Terms	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$-	$7,500	$7,500	$-	$7,500
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	(10,246)	9,754	20,000	(11,527)	8,473

Total convertible notes payable	27,500	(10,246)	17,254	27,500	(11,527)	15,973

Less: non-current portion	(20,000)	5,122	(14,878)	(20,000)	6,403	(13,597)

Convertible notes payable, current portion	$7,500	$(5,124)	$2,376	$7,500	$(5,124)	$2,376

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

Total interest expense was $141 and $141 for the three months ended March 31, 2019 and 2018, respectively.

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

Total interest expense was $500 and $126 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

Derivative liabilities consisted of the following:

	March 31, 2019	December 31, 2018

August 2015 - $15,000 convertible debt	$9,133	$6,523
March 2018 - $20,000 convertible debt	15,216	15,994

Total derivative liabilities	$24,349	$22,517

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

August 2015 Convertible Debt - $15,000

In August 2015, the Company entered into a $15,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $15,000 convertible note with expected term of 1.58 years, expected dividend rate of 0%, volatility of 100% and risk-free interest rate 0.61%.

March 2018 Convertible Debt - $20,000

In March 2018, the Company entered into a $20,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $20,000 convertible note with expected term of 3.35 years, expected dividend rate of 0%, volatility of 413% and risk free interest rate 2.90%.

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the derivative liability as of December 31, 2018 and March 31, 2019.

	Balance			Balance
	at 12/31/18	Additions	Changes	at 03/31/19

August 2015 - $15,000 convertible debt	$6,523	$-	$2,610	$9,133

March 2018 - $20,000 convertible debt	15,994	-	(778)	15,216

Total	$22,517	$-	$1,832	$24,349

NOTE 9 – ACCRUED ROYALTY PAYABLE

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	August 2018 Royalty Agreement – the Company entered into a royalty agreement with a related party on August 1, 2018 in relation to a note payable of $1,365,000. This note replaced the November 2017 Royalty Agreement as well as other, non-royalty notes payable. Under the royalty agreement, the Company is required to pay $1.50 and accrue an additional $3.50 for every ignition interlock devise for the first nine months of the note payable. After the first nine months, the Company is required to pay $1.50 per devise and the amount accrued during the first nine months will be paid monthly through the next twelve months. After the note payable is paid in full, the Company is required to pay $3.00 per devise in perpetuity.

●	December 2018 royalty Agreement – the Company entered into a royalty agreement with a related party on December 1, 2018 in relation to a note payable of $2,020,000. This note replaced the August 2018 Royalty Agreement. Under the royalty agreement, the Company is required to pay a royalty fee of $5.00 per month for every ignition interlock device that the Company has on the road in customers’ vehicles.

Based on the royalty agreement, the Company had the following royalty accruals:

	March 31, 2019	December 31, 2018
November 2017 royalty agreement	$3,327	$3,327
August 2018 royalty agreement	18,058	18,058
December 2018 royalty agreement	20,800	5,500

Total accrued royalties	$42,185	$26,885

Royalty expense was $15,300 and $42,529 for the three months ended March 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of March 31, 2019, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the three months ended March 31, 2019, the Company issued 250,000 additional shares of its common stock for services valued at $24,500. The total number of shares issued or issuable as of March 31, 2019 was 30,659,244.

NOTE 11 – STOCK WARRANTS

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2017	5,607,176	$0.51	$3.19	412,864
Granted	930,410	1.29	4.00	(412,864)
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2018	6,537,586	$0.51	$3.19	-
Granted	-	1.29	4.00	-
Exercised	-	-	-
Forfeited, cancelled, expired	-	-	-
Outstanding as of March 31, 2019	6,537,586	$0.55	$2.35	-

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Preferred shares	-	-
Convertible notes	408,375	57,296
Warrants	6,537,586	5,182,176
Options	-	-
Total anti-dilutive weighted average shares	6,945,961	5,239,472

If all dilutive securities had been exercised at March 31, 2019, the total number of common shares outstanding would be as follows:

Common Shares	30,566,920
Preferred Shares	-
Convertible notes	408,375
Warrants	6,537,586
Options	-
Total potential shares	37,512,881

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On December 1, 2016, the Company entered into a four-year lease with Cahuenga Management LLC for a storefront location at 15503 Cahuenga Blvd., North Hollywood, California 91601. Base rent under the lease is $2,200 per month, with an escalating provision up to $2,404 throughout the lease term. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. The Company moved into the offices of David Haridim effective January 1, 2019. David Haridim is not charging the Company rent.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Notes payable of $2,166,200 to the Doheny Group at March 31, 2019 (refer to notes payable related party section)

●	2,669,761 shares of common stock, of which 1,863,152 were granted to the Doheny Group in relation to notes payable.

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

On July 10, 2019, the Company entered into a loan agreement with The Doheny Group for $13,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $13,000 on June 10, 2020.

On July 18, 2019, the Company entered into a loan agreement with The Doheny Group for $8,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $8,000 on June 18, 2020.

On July 26, 2019, the Company entered into a loan agreement with The Doheny Group for $25,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $25,000 on July 26, 2020.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2018, we generated total revenues of $942,160, compared to $1,235,433 in the year ending December 31, 2017. For the three months ended March 31, 2019 and 2018, we had total revenues of $231,378 and $201,656, respectively, and a net loss of $115,409 and $478,622, respectively.

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

As of December 31, 2017, we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017. As of March 31, 2019, we had approximately 901 units on the road, with approximately 739 devices being leased directly from us and approximately 162 devices leased through our distributors.

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

Our website is www.blowanddrive.com.

Results of Operations

Three Months Ended March 31, 2019 (Unaudited) Compared to Three Months Ended March 31, 2018 (Unaudited)

	Three Months Ended
	March 31, 2019		March 31, 2018		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Revenues:
Monitoring revenues	$213,687	92.4%	$178,486	88.5%	$35,201	19.7%
Distributorship revenues	17,691	7.6%	23,170	11.5%	(5,479)	-23.6%
Total revenues	231,378	100.0%	201,656	100.0%	29,722	14.7%

Cost of revenues:
Monitoring cost of revenue	21,635	9.4%	47,613	23.6%	(25,978)	-54.6%
Distributorship cost of revenue	-	0.0%	-	0.0%	-	n/a
Total cost of revenues	21,635	9.4%	47,613	23.6%	(25,978)	-54.6%

Gross profit	209,743	90.6%	154,043	76.4%	55,700	36.2%

Operating expenses:
Payroll	98,040	42.4%	236,412	117.2%	(138,372)	-58.5%
Professional fees	41,546	18.0%	37,092	18.4%	4,454	12.0%
General and administrative	60,074	26.0%	249,554	123.8%	(189,480)	-75.9%
Total operating expenses	199,660	86.3%	523,058	259.4%	(323,398)	-61.8%

Loss from operations	10,083	4.4%	(369,015)	-183.0%	379,098	-102.7%

Other Income (Expense):
Interest expense, net	(176,824)	-76.4%	(102,321)	-50.7%	(74,503)	72.8%
Change in fair value of derivative liability	(1,832)	-0.8%	(7,286)	-3.6%	5,454	-74.9%
Gain (loss) on extinguishment of debt	54,764	23.7%	-	0.0%	54,764	n/a
Total other income (expense)	(123,892)	-53.5%	(109,607)	-54.4%	(14,285)	13.0%

Loss before provision for income taxes	(113,809)	-49.2%	(478,622)	-237.3%	364,813	-76.2%

Provision for income taxes	1,600	0.7%	-	0.0%	1,600	n/a

Net loss	$(115,409)	-49.9%	$(478,622)	-237.3%	$363,213	-75.9%

Operating Loss; Net Loss

Our net loss decreased by $363,213, from ($478,622) for the three months ended March 31, 2018 to ($115,409) for the three months ended March 31, 2019. Our operating gain (loss) decreased by $379,098, from ($369,015) to $10,083 for the same periods. The decrease in our net loss for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is primarily the result of higher revenue, lower cost of revenues, lower general and administrative expenses, lower payroll and a gain on extinguishment of debt, partially offset by increases professional fees and interest expense, net. These changes are detailed below.

Revenue

Monitoring Revenues. Monitoring revenues increased by $35,201, or 19.7%, to $213,687 in the first quarter of fiscal 2019 from $178,486 in the first quarter last year. The increase is due to increase in number of monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the first quarter of fiscal 2019 compared to first quarter of last year.

Distributorship Revenues. Distributorship revenues decreased by $5,479, or 23.6%, to $17,691 in the first quarter of fiscal 2019 from $23,170 in the first quarter last year. The decrease is due to us decreasing the number of distributors that market and leases our products, which resulted in the increase in revenues from monitoring.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2019 was $21,635, compared to $47,613 for the three months ended March 31, 2018. Our cost of revenue for the three months ended March 31, 2019 and March 31, 2018, was completely related to our monthly monitoring services we provide to our customers. The decrease in our cost of revenue was due to the fact we ordered more parts and supplies from our supplier in the period in 2018 compared to the period in 2019.

Payroll

Payroll expense decreased by $138,372, or 58.5%, to $98,040 in the first quarter of fiscal 2019 from $236,412 in the first quarter last year. The decrease in payroll is due to controlling overhead expenses and decreasing personnel in the first quarter of fiscal 2019 compared to first quarter of last year.

Professional Fees

Professional fees increased by $4,454, or 12.0%, to $41,546 in the first quarter of fiscal 2019 from $37,092 in the first quarter last year. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $189,480, or 75.90%, to $60,074 in the first quarter of fiscal 2019 from $249,554 in the first quarter last year. The decrease is due to the following:

●	Decrease of approximately $27,000 in royalty expense in the first quarter of fiscal 2019 compared to first quarter last year.
●	Decrease of approximately $121,000 in software expense as we did not have any software services in the first quarter of fiscal 2019 compared to first quarter of last year.
●	Decrease of approximately $31,000 in investor relations.

Interest Expense

Interest expense increased by $74,503, or 72.8%, to $176,824 in the first quarter of fiscal 2019 from $102,321 in the first quarter last year. The increase is due to increase in loans from related parties.

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2019, we had a change in fair value of derivative liability of ($1,832) compared to ($7,286) for the three months ended March 31, 2018. The change in fair value of derivative liability in the three months ended March 31, 2019, relates to the conversion feature of a promissory note we had outstanding during this period. Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Gain on Extinguishment of Debt

Our gain on extinguishment of debt of $54,764 for the three months ended March 31, 2019 resulted from forgiveness and settlement of debt in the first quarter of fiscal 2019. We did not have a corresponding gain on extinguishment of debt in first fiscal quarter of 2018.

Liquidity and Capital Resources for the Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Introduction

Our cash on hand as of March 31, 2019 was $24,566, compared to $775 at December 31, 2018. During the three months ended March 31, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2019 and as of December 31, 2018, respectively, are as follows:

	March 31, 2019	December 31, 2017	Change

Cash	$24,565	$775	$23,790
Total current assets	$38,934	$7,146	$31,788
Total assets	$45,515	$13,627	$31,788
Total current liabilities	$586,782	$564,477	$22,305
Total liabilities	$2,738,840	$2,616,143	$122,697

Our current assets increased as of March 31, 2019 as compared to December 31, 2018, primarily due to us having more cash on hand and accounts receivable at March 31, 2019. The increase in our total assets between the two periods was also primarily related to us having more cash on hand and accounts receivable at March 31, 2019.

Our current liabilities increased slightly as of March 31, 2019 as compared to December 31, 2018. This increase was primarily due to increases in our accrued royalty payable, accrued interest, accrued interest-related party, and derivative liability, offset by decreases in accrued expenses, deferred revenue, and accounts payable, net of debt discount.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Monthe Ended March 31,
	2019	2018	Changes

Net cash provided by (used in):
Operating activities	$(61,821)	$(300,116)	$238,295
Financing activities	85,611	712,327	(626,716)
Net increase in cash	$23,790	$412,211	$(388,421)

Operations

We had net cash used in operating activities of $61,821 for the three months ended March 31, 2019, as compared to $300,116 for the three months ended March 31, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net income (loss) of ($115,409), adjusted primarily by a non-cash change in fair value of derivative liability of $1,832, shares issued for services of $24,500, gain on extinguishment of debt of ($54,764), and amortization of debt discount of $15,754, as well as changes in, accrued expenses of ($30,440), accounts receivable ($6,457), prepaid expenses of ($1,523), deferred revenue of ($71,717), accrued royalties payable of $15,300, accrued interest, related party of $151,500, and accrued interest of $9,621. For the period in 2018, the net cash used in operating activities consisted primarily of our net income (loss) of ($478,622), an allowance for doubtful accounts of ($26,541), increase in derivative liabilities of ($15,370), adjusted primarily by a non-cash change in fair value of derivative liability of $22,657, shares issued for services of $105,000, and amortization of debt discount of $18,447, as well as changes in, accounts payable of ($18,850), accrued expenses of $8,576, accounts receivable of $55,457, prepaid expenses of ($725), deferred revenue of ($8,601), accrued royalties payable of $27,942, accrued interest, related party of $8,896, and accrued interest of $1,616.

Investments

We did not have any cash provided by/used in investing activities in the three months ended March 31, 2019 or March 31, 2018.

Financing

We had net cash provided by financing activities for the three months ended March 31, 2019 of $85,611, compared to $712,327 for the three months ended March 31, 2018. For the three months ended March 31, 2019, our net cash from financing activities consisted of proceeds from related party notes payable of $117,200, partially offset by repayments of notes payable of $31,589. For the three months ended March 31, 2018, our net cash from financing activities consisted of proceeds from convertible notes payable of $20,000, proceeds from related party notes payable of $600,127, proceeds of notes payable of $21,600, and proceeds from issuance of common stock of $156,500, partially offset by repayments of notes payable of $19,850, and repayments of related party notes payable of $66,050.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2019.

Our adoption of ASC 606, Revenue Recognition, did not change the way the Company recognized revenue for the first quarter 2019 compared to same quarter of last year.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2019, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of March 31, 2019 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of March 31, 2019, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

Changes in Internal Control over Financial Reporting

On January 2, 2019, the largest holder of our common stock, as well as our sole officer and director, Mr. Laurence Wainer (“Wainer”), closed the transaction that was the subject of an Agreement to Purchase Common Stock and Preferred Stock (the “Agreement”) between Wainer and The Doheny Group, LLC, a Nevada limited liability company (“Doheny Group”), under which Doheny Group acquired 8,924,000 shares of our common stock (the “Common Shares”) and One Million (1,000,000) shares of our Series A Preferred Stock (the “Preferred Shares” and together with the Common Shares, the “Shares”), from Wainer in exchange for $30,000. Combined, the Shares represent approximately 84% of our outstanding voting rights. Mr. David Haridim is the principal of Doheny and was appointed to our Board of Directors and as our sole executive officer. Mr. Haridim became our Chief Financial Officer. Mr. Haridim does not have a finance or accounting background and, as a result, we continued to utilize an outside consulting firm to assist with the preparation of our financial statements.

Other than as mentioned above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

During the three months ended March 31, 2019, we issued the following unregistered securities:

During the quarter ended March 31, 2019, we issued 250,000 shares of our common stock for services rendered to the company. The shares were valued at $24,500. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, due to the fact the investors are sophisticated investors, known to our management and familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

Agreement to Purchase Common Stock and Preferred Stock

On January 2, 2019, the largest holder of our common stock, as well as our sole officer and director, Mr. Laurence Wainer (“Wainer”), closed the transaction that was the subject of an Agreement to Purchase Common Stock and Preferred Stock (the “Agreement”) between Wainer and The Doheny Group, LLC, a Nevada limited liability company (“Doheny Group”), under which Doheny Group acquired 8,924,000 shares of our common stock (the “Common Shares”) and One Million (1,000,000) shares of our Series A Preferred Stock (the “Preferred Shares” and together with the Common Shares, the “Shares”), from Wainer in exchange for $30,000. Combined, the Shares represent approximately 84% of our outstanding voting rights. Mr. David Haridim is the principal of Doheny and was appointed to our Board of Directors and as our sole executive officer. We were a party to the Agreement solely for the purpose of acknowledging certain representations and warranties about the company in the Agreement. The description of the Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached as Exhibit 10.25 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Effective upon the closing of the transaction that was the subject of the Agreement on January 2, 2019, our executive officer prior to the closing, Laurence Wainer (former President, Chief Executive Officer, Chief Financial Officer and Secretary) tendered his resignation from all positions then held with our company. Concurrent with his resignation, our Board of Directors appointed Mr. David Haridim as the President, Chief Executive Officer, Chief Financial Officer and Secretary.

Our newly appointed executive officer will serve in his positions as an “at will” employee of our company, and will not have a formal employment agreement with us unless and until our Board of Directors, or a committee thereof, and the applicable executive officer have approved the terms of any such agreement. For the foreseeable future, Mr. Haridim will not receive any compensation for serving as our sole executive officer.

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

Effective upon the closing of the transaction that was the subject of the Agreement on January 2, 2019, our sole director prior to the Merger, Laurence Wainer, (i) resigned as a director, and (ii) appointed as our new director, Mr. David Haridim.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2 (17)	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2016

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.23 (14)	Form of Securities Purchase Agreement

10.24 (14)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock, LLC dated January 21, 2018 (memorializing oral agreement between the parties dated March 31, 2019)

10.25 (15)	Agreement to Purchase Common Stock and Preferred Stock dated December 31, 2018

10.26 (16)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on July 24, 2014.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Commission on March 30, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 12, 2015.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 11, 2015.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 22, 2016.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 22, 2016.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2016.
(12)	Incorporated by reference from our Current Report on Form 10-Q filed with the Commission on July 3, 2017.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 9, 2018.

(15)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 11, 2019.

(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 15, 2017.

(17)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on June 27, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: August 02, 2019		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

