Form 10-Q
period 2019-06-30
Blow & Drive Interlock Corp
filed 2019-08-14
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]      No[  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2019, there were 31,350,683 shares of common stock, $0.0001 par value, issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Report on Form 10-K for the year ended December 31, 2018, filed on July 19, 2019, and this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of June 30, 2019 (unaudited) and December 31, 2018, the consolidated statements of operations for the three months and six months ended June 30, 2019 and 2018, the consolidated statement of stockholders equity (deficit) for the six months ended June 30, 2019, and the consolidated statements of cash flows for the six months ending June 30, 2019 and 2018, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2019	December 31, 2018

ASSETS

Current Assets:
Cash	$12,426	$775
Accounts receivable	11,785	5,355
Prepaid expenses	1,198	1,016
Total current assets	25,409	7,146
Deposits	6,481	6,481

Total assets	$31,890	$13,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses	$26,734	$65,988
Accrued royalty payable	56,635	26,885
Accrued interest	184,286	17,155
Accrued interest – related parties	342,118	190,618
Deferred revenue	17,182	92,162
Derivative liability	29,907	22,517
Notes payable, net of debt discount of $0 and $7,549 at June 30, 2019 and December 31, 2018, respectively	67,159	117,776
Notes payable to related parties	29,000	29,000
Convertible notes payable, net of $5,124 and $5,124 at June 30, 2019 and December 31, 2018, respectively	2,376	2,376
Total current liabilities	755,397	564,477

Non-current Liabilities:
Notes payable, less current portion and net of debt discount of $0 and $6,925 at June 30, 2019 and December 31, 2018, respectively	-	18,069
Notes payable to related parties, less current portion	2,246,200	2,020,000
Convertible notes, less current portion and net of $3,841 and $5,122 at June 30, 2019 and December 31, 2018, respectively	16,159	13,597
Total non-current liabilities	2,262,359	2,051,666

Total Liabilities	3,017,756	2,616,143

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued or issuable and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,000	1,000
Common stock, par value $0.0001, 100,000,000 shares authorized, 30,566,920 and 31,073,529 shares issued or issuable and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,057	3,107
Additional paid-in capital	3,514,249	3,489,699
Accumulated deficit	(6,504,172)	(6,096,322)
Total stockholders’ deficit	(2,985,866)	(2,602,516)

Total liabilities and stockholders’ deficit	$31,890	$13,627

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Monitoring revenues	$363,243	$443,231	$149,556	$264,744
Distributorship revenues	36,681	39,265	18,990	16,095
Total revenues	399,924	482,496	168,546	280,839

Cost of revenues:
Monitoring cost of revenue	25,233	76,681	3,598	29,068
Distributorship cost of revenue	-	-	-	-
Total cost of revenues	25,233	76,681	3,598	29,068

Gross profit	374,691	405,815	164,948	251,771

Operating expenses:
Payroll	210,718	466,149	112,678	229,737
Professional fees	147,297	88,055	105,751	50,963
General and administrative	131,492	469,095	71,418	219,539
Total operating expenses	489,507	1,023,299	289,847	500,239

Loss from operations	(114,816)	(617,484)	(124,899)	(248,468)

Other Income (Expense):
Interest expense, net	(338,808)	(210,558)	(161,984)	(108,237)
Change in fair value of derivative liability	(7,390)	4,293	(5,558)	11,579
Gain (loss) on extinguishment of debt	54,764		-	-
Total other income (expense)	(291,434)	(206,265)	(167,542)	(96,658)

Loss before provision for income taxes	(406,250)	(823,749)	(292,441)	(345,126)

Provision for income taxes	1,600	800	-	800

Net loss	$(407,850)	$(824,549)	$(292,441)	$(345,926)

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.01)

Weighted-average shares of common stock outstanding:
Basic and diluted	30,447,549	28,108,346	30,447,549	29,388,261

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock - Sries A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	1,000,000	$1,000	31,073,529	$3,107	$3,489,699	$(6,096,322)	$(2,602,516)

Shares issued for services	-	-	250,000	25	24,475	-	24,500
Shares returned related to anti-dilution	-	-	(756,609)	(75)	75	-	-
Net loss	-	-	-	-	-	(115,409)	(115,409)

Balance at March 31, 2019	1,000,000	1,000	30,566,920	3,057	3,514,249	(6,211,731)	(2,693,425)

Net loss	-	-	-	-	-	(292,441)	(292,441)

Balance at June 30, 2019	1,000,000	$1,000	30,566,920	$3,057	$3,514,249	$(6,504,172)	$(2,985,866)

					Additional		Total
	Preferred Stock - Sries A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	1,000,000	$1,000	26,223,834	$2,622	$2,911,753	$(4,296,645)	$(1,381,270)

Shares issued for services	-	-	450,000	45	104,955	-	105,000
Shares issued for cash	-	-	1,450,000	145	156,355	-	156,500
Shares returned related to anti-dilution	-	-	210,876	21	(21)	-	-
Net loss	-	-	-	-	-	(478,623)	(478,623)

Balance at March 31, 2018	1,000,000	1,000	28,334,710	2,833	3,173,042	(4,775,268)	(1,598,393)

Shares issued for services	-	-	26,000	3	5,197	-	5,200
Shares issued for cash	-	-	1,653,383	165	204,040	-	204,205
Shares returned related to anti-dilution	-	-	190,033	19	(19)	-	-
Conversion of debt to common stock	-	-	32,812	3	5,080	-	5,083
Net loss	-	-	-	-	-	(345,926)	(345,926)

Balance at June 30, 2018	1,000,000	$1,000	30,236,938	$3,023	$3,387,340	$(5,121,194)	$(1,729,831)

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(407,850)	$(824,549)
Adjustments to reconcile net loss to net cash used in operating activities
Stock or warrants issued for services	24,500	110,200
Allowance for doubtful accounts	-	(26,541)
Amortization of debt discount	17,035	24,536
Increase in derivative liabilities	-	(15,370)
Change in fair value of derivative liability	7,390	11,078
Debt converted to common shares	-	5,083
(Gain)/loss on extinguishment of debt	(54,764)	-
Changes in operating assets and liabilities
Accounts receivable	(6,430)	55,457
Prepaid expenses	(182)	1,506
Accounts payable	-	(29,250)
Accrued expenses	(39,254)	8,795
Accrued royalties payable	29,750	60,866
Accrued interest	170,325	54,561
Accrued interest related party	151,500	-
Deferred revenue	(74,980)	(56,676)
Net cash used in operating activities	(182,960)	(620,304)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	360,705
Proceeds from issuance of notes payable	-	21,600
Principal payments on notes payable	(31,589)	(31,588)
Proceeds from issuance of convertible notes payable	-	20,000
Principal payments on convertible notes payable	-	(5,000)
Proceeds from issuance of notes payable related party	226,200	600,127
Payments on note payable related party	-	(96,050)
Net cash provided by financing activities	194,611	869,794

Net increase in cash	11,651	249,490

Cash at beginning of period	775	31,874

Cash at end of period	$12,426	$281,364

Supplemental discolsures of cash flow information
Cash paid during the period for:
Interest paid	$-	$91,634
Income taxes paid	$800	$-

Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	$24,500	$110,200

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company markets and rents alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. As of June 30, 2019, the BDI-747/1 device was only approved in Arizona and Texas. The number of states where our BDI-747/1 device is approved has decreased primarily as a result of new state certification rules that require increased capital investment that we are not able to afford.

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

The Company licenses the rights to third party distributors to promote the BDI-747/1 and provide services related to the device. The distributorships are for specific geographical areas (either entire states or certain counties within states). The Company currently has entered into two distributorship agreements. Under the distribution agreements the Company typically receives a onetime fee, and then is entitled to receive a per unit registration fee and a per unit monthly fee for each BDI-747/1 unit the distributor has in inventory or on the road beginning thirty (30) days after the distributor receives the unit.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the results of operations of BDI Manufacturing (the Subsidiary). All material intercompany accounts and transactions between the Company and the Subsidiary have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited information contained herein has been prepared on the same basis as the Company’s audited consolidated financial statements, and, in the opinion of the Company’s management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2019 or any future period.

Use of Estimates in the Preparation of Financial Statements

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from these estimates.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30 2019, the Company had an accumulated deficit of $6,504,172 and net loss of $407,850 for the six months ended June 30, 2019. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Revenue Recognition

On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $267 and $61,915 for the six months ended June 30, 2019 and 2018, respectively. Advertising and marketing expenses were $267 and $45,054 for the three months ended June 30, 2019 and 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 is adequate, but actual write-offs could exceed the recorded allowance.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Balance December 31, 2018	$-	$22,517	$-
Change in fair value of derivative liability	-	7,390	-

Balance June 30, 2019	$-	$29,907	$-

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815. ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as defined.

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

Recently Issued Accounting Pronouncements

Pronouncements Not Yet Effective

●	Fair Value Measurements

In August 2018, the FASB amended “Fair Value Measurements” to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

●	Retirement Plans

In August 2018, the FASB amended “Retirement Plans” to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

●	Intangibles – Goodwill and other – Internal-Use Software

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

●	Improvements to Nonemployee Share-based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 aligns the accounting for share-based payment awards to employees and non-employees. Under ASU 2018-07 the existing employee guidance will apply to nonemployee share-based transactions, except for specific guidance related to the attribution of compensation cost. ASU 2018-07 should be applied to all new awards granted after the date of adoption. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-07 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

●	Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (ASU 2018-02), which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-02 will be effective for beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-02 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

●	Goodwill

In January 2017, the FASB amended “Goodwill” to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for the Company on January 1, 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

●	Financial Instruments

In June 2016, the FASB amended “Financial Instruments” to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates. The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard. The Company is still evaluating the impact of the new standard on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

Recently Adopted Accounting Pronouncements

●	Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-15 effective January 1, 2018; such adoption had no material impact on the Company’s consolidated financial statements.

●	Leases (ASU 2019-01)

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

●	Leases (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

●	Revenue from Contracts with Customers

On January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

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

NOTE 3 – SEGMENT REPORTING

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at June 30, 2019 and December 31, 2018.

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

The following table summarizes net sales and identifiable operating income by segment:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Segment gross profit (a):
Monitoring	$338,010	$366,550	$145,958	$235,676
Distributorships	36,681	39,265	18,990	16,095
Gross profit	374,691	405,815	164,948	251,771

Identifiable segment operating expenses (b):
Monitoring	-	-	-	-
Distributorships	-	-	-	-
Total operating expenses	-	-	-	-

Identifiable segment operating income (c):
Monitoring	338,010	366,550	145,958	235,676
Distributorships	36,681	39,265	18,990	16,095
	374,691	405,815	164,948	251,771

Reconciliation of identifiable segment income to corporate income (d):
Payroll	210,718	466,149	112,678	229,737
Professional fees	147,297	88,055	105,751	50,963
General and administrative expenses	131,492	469,095	71,418	219,539
Interest expense	338,808	210,558	161,984	108,237
Change in fair value of derivative liability	7,390	(4,293)	5,558	(11,579)
Gain on extinguishment of debt	(54,764)	-	-	-
	780,941	1,229,564	457,389	596,897

Loss before provision for income taxes	(406,250)	(823,749)	(292,441)	(345,126)

Provision for income taxes	1,600	800	-	800

Net loss	$(407,850)	$(824,549)	$(292,441)	$(345,926)

Total net property, plant, and equipment assets
Monitoring	$-	$-	$-	$-
Distributorships	-	-	-	-
Corporate	-	-	-	-
	$-	$-	$-	$-

(a) Segment gross profit includes segment net sales less segment cost of sales
(b) Identifiable segment operating expenses consists of identifiable depreciation expense
(c) Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense
(d) General corporate expense consists of all other non-identifiable expenses

NOTE 4 – ACCRUED EXPENSES

Accrued Expenses consist of the following:

Description	June 30, 2019	December 31, 2018

Accrued payroll and payroll taxes	$20,004	$17,616
Deferred rent	-	5,317
Income tax payable	6,730	5,930
Other accrued expenses	-	37,125

Total	$26,734	$65,988

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

	As of June 30, 2019			As of December 31, 2018
Terms	Amount	Discount	Net Balance	Amount	Discount	Net Balance

December 2017 ($50,000) -15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	$-	$-	$-	$40,736	$(14,474)	$26,262
October 2018 ($60,000) - $561 daily principal and interest until paid in full	-	-	-	42,424	-	42,424
October 2018 ($72,800) - $11,527 monthly principal and interest for first six months, $9,975 monthly principal and interest last six months	67,159	-	67,159	67,159	-	67,159

Total notes payable	67,159	-	67,159	150,319	(14,474)	135,845

Less: non-current portion	-	-	-	(24,994)	6,925	(18,069)

Notes payable, current portion	$67,159	$-	$67,159	$125,325	$(7,549)	$117,776

December 2017 - $50,000

On December 1, 2017, the Company provided an agreement to a third party to obtain a $50,000 promissory note in exchange for $50,000 in cash. The promissory note had a maturity date of December 1, 2020 and bears interest at 15% per annum. The note required total payments of $1,733 per month. The Company recorded a debt discount of $22,650 related to the value of the issued shares associated with the process of obtaining the note to be amortized over the life of the note. In January 2019, the note was settled with no additional payment and $43,930 was recognized as a gain on settlement. Total interest expense was $0 and $1,706 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $3,539 for the six months ended June 30, 2019 and 2018, respectively.

October 2018 - $60,000

On October 11, 2018, the Company provided an agreement to a third party to obtain a $60,000 promissory note in exchange for $59,105 in cash ($895 in processing fee was deducted from cash). The promissory note had a maturity date of May 5, 2019 and bears interest at 55% per annum. The note required total payments of $561.43 each business day. The note was settled on January 16, 2019 for $30,806, and a gain on settlement was recorded for $10,834. Total interest expense was $0 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $0 for the six months ended June 30, 2019 and 2018, respectively.

October 2018 - $72,800

On October 4, 2018, the Company provided an agreement to a third party to obtain a $72,800 promissory note in exchange for $72,800 in cash. The promissory note had a maturity date of October 4, 2019 and bears interest at 51% per annum. The note required total payments of $11,526.67 per month for the first six months and $6,794.67 per month for the last six months. Total interest expense was $8,536 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $17,126 and $0 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

Terms	June 30, 2019	December 31, 2018

August 2018 ($1,365,000) – Replaced August 2018 note ($1,365,000) that replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Includes $635,000 penalty on default of August 2018 ($1,365,000) note and $20,000 for missed payment on August 2018 note. Interest only monthly payment of $50,500 for life of note. Entire principal due December 1, 2023.	$2,020,000	$2,020,000
December 2018 ($6,000) – No interest with principal due on December 17, 2019.	6,000	6,000
December 2018 ($23,000) – No interest with principal due on December 13, 2019.	23,000	23,000
January 2019 ($32,700) – No interest with principal due on January 3, 2020.	32,700	-
January 2019 ($40,000) – No interest with principal due on January 11, 2020.	40,000	-
January 2019 ($14,500) – No interest with principal due on January 15, 2020.	14,500	-
February 2019 ($15,000) – No interest with principal due on February 1, 2020.	15,000	-
February 2019 ($5,000) – No interest with principal due on February 19, 2020.	5,000	-
March 2019 ($10,000) – No interest with principal due on March 4, 2020.	10,000	-
May 2019 ($20,000) – No interest with principal due on May 1, 2020	20,000	-
June 2019 ($89,000) – No interest with principal due on June 3, 2020	89,000	-

Total notes payable to related parties	2,275,200	2,049,000

Less: non-current portion	(2,246,200)	(2,020,000)

Notes payable to related parties, current portion	$29,000	$29,000

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

Total interest expense was $303,000 and $0 for the six months ended June 30, 2019 and 2018, respectively. Total interest expense was $151,500 and $0 for the three months ended June 30, 2019 and 2018, respectively.

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

May 2019 - $20,000

On May 1, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $20,000 loan. The note bears no interest and is due in full on May 1, 2020.

June 2019 - $89,000

On June 3, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $89,000 loan. The note bears no interest and is due in full on June 3, 2020.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	As of June 30, 2019			As of December 31, 2018
Terms	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	7,500	-	7,500	7,500	-	7,500
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	(8,965)	11,035	20,000	(11,527)	8,473

Total convertible notes payable	27,500	(8,965)	18,535	27,500	(11,527)	15,973

Less: non-current portion	(20,000)	3,841	(16,159)	(20,000)	6,403	(13,597)

Convertible notes payable, current portion	$7,500	$(5,124)	$2,376	$7,500	$(5,124)	$2,376

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

Total interest expense was $141 and $141 for the three months ended June 30, 2019 and 2018, respectively, and $282 and $282 for the six months ended June 30, 2019.

March 2018 - $20,000

On March 9, 2018, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $20,000 due on March 9, 2021. Payments of interest is in cash for the first six months, thereafter, interest may be paid either in cash or common stock of the Company. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $20,000 discount on debt (the total discount was $47,768, of which $27,768 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the six months ended June 30, 2019, this note has not been converted.

Total interest expense was $500 and $313 for the three months ended June 30, 2019 and 2018, respectively, and $1,000 and $626 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

Derivative liabilities consisted of the following:

	June 30, 2019	December 31, 2018

August 2015 - $15,000 convertible debt	$6,359	$6,523
March 2018 - $20,000 convertible debt	23,549	15,994

Total derivative liabilities	$29,907	$22,517

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

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the derivative liability as of December 31, 2018 and June 30, 2019.

	December 31, 2018	Additions	Changes	June 30, 2019

August 2015 - $15,000 convertible debt	$6,523	$-	$(165)	$6,358

March 2018 - $20,000 convertible debt	15,994	-	7,555	23,549

Total	$22,517	$-	$7,390	$29,907

NOTE 9 – ACCRUED ROYALTY PAYABLE

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	August 2018 Royalty Agreement – the Company entered into a royalty agreement with a related party on August 1, 2018 in relation to a note payable of $1,365,000. This note replaced the November 2017 Royalty Agreement as well as other, non-royalty notes payable. Under the royalty agreement, the Company is required to pay $1.50 and accrue an additional $3.50 for every ignition interlock devise for the first nine months of the note payable. After the first nine months, the Company is required to pay $1.50 per devise and the amount accrued during the first nine months will be paid monthly through the next twelve months. After the note payable is paid in full, the Company is required to pay $3.00 per devise in perpetuity.

●	December 2018 royalty Agreement – the Company entered into a royalty agreement with a related party on December 1, 2018 in relation to a note payable of $2,020,000. This note replaced the August 2018 Royalty Agreement. Under the royalty agreement, the Company is required to pay a royalty fee of $5.00 per month for every ignition interlock device that the Company has on the road in customers’ vehicles.

Based on the royalty agreement, the Company had the following royalty accruals:

	June 30, 2019	December 31, 2018
November 2017 royalty agreement	$3,327	$3,327
August 2018 royalty agreement	18,058	18,058
December 2018 royalty agreement	35,250	5,500

Total accrued royalties	$56,635	$26,885

Royalty expense was $13,251 and $47,416 for the three months ended June 30, 2019 and 2018, respectively, and $29,751 and $89,945 for the six months ended June 30, 2019 and 2018, respectively.

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of June 30, 2019, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the three and six months ended June 30, 2019, the Company issued no additional shares and 250,000 additional shares of its common stock for services valued at $24,500, respectively. The total number of shares issued or issuable as of June 30, 2019 was 30,659,244.

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Preferred shares	-	-	-
Convertible notes	434,058	58,299	434,058	58,299
Warrants	6,537,586	5,597,586	6,537,586	5,597,586
Options	-	-	-	-
Total anti-dilutive weighted average shares	6,971,644	5,655,885	6,971,644	5,655,885

If all dilutive securities had been exercised at June 30, 2019, the total number of common shares outstanding would be as follows:

Common Shares	30,566,920
Preferred Shares	-
Convertible notes	434,058
Warrants	6,537,586
Options	-
Total potential shares	37,538,564

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

Total rent expense was $21,672 and $16,053 for the three months ended June 30, 2019 and 2018, respectively, and $32,902 and $30,691 for the six months ended June 30, 2019 and 2018, respectively.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Notes payable of $2,275,200 to the Doheny Group at June 30, 2019 (refer to notes payable related party section)

●	2,669,761 shares of common stock, of which 1,863,152 were granted to the Doheny Group in relation to notes payable.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2018, we generated total revenues of $942,160, compared to $1,235,433 in the year ending December 31, 2017. For the three months ended June 30, 2019 and 2018, we had total revenues of $399,924 and $482,495, respectively, and a net loss of $407,850 and $824,551, respectively.

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

As of December 31, 2017, the BDI-747/1 was approved for use in five states, namely Oregon, Texas, Arizona, Kentucky, and Tennessee. As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of June 30, 2019, the BDI-747/1 device was only approved in Arizona and Texas. The states where our BDI-747/1 device is approved has decreased primarily as a result of new state certification rules that require increased capital investment that we are not able to afford.

We have a storefront location in Phoenix, Arizona and contract with four qualified contractors to install, calibrate, remove and monitor the devices. Our business plan includes growth of the company by continuing to complete and submit more state applications and to build up our service infrastructure by utilizing our own retail infrastructure, distributors and franchisees.

As of December 31, 2017, we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017. As of June 30, 2019, we had approximately 895 units on the road, with approximately 717 devices being leased directly from us and approximately 178 devices leased through our distributors.

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

Our website is www.blowanddrive.com.

Results of Operations

Three Months Ended June 30, 2019 (Unaudited) Compared to Three Months Ended June 30, 2018 (Unaudited)

	Three Months Ended
	June 30, 2019		June 30, 2018		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Revenues:
Monitoring revenues	$149,556	88.7%	$264,744	94.3%	$(115,188)	-43.5%
Distributorship revenues	18,990	11.3%	16,095	5.7%	2,895	18.0%
Total revenues	168,546	100.0%	280,839	100.0%	(112,293)	-40.0%

Cost of revenues:
Monitoring cost of revenue	3,598	2.1%	29,068	10.4%	(25,470)	-87.6%
Distributorship cost of revenue	-	0.0%	-	0.0%	-	n/a
Total cost of revenues	3,598	2.1%	29,068	10.4%	(25,470)	-87.6%

Gross profit	164,948	97.9%	251,771	89.6%	(86,823)	-34.5%

Operating expenses:
Payroll	112,678	66.9%	229,737	81.8%	(117,059)	-51.0%
Professional fees	105,751	62.7%	50,963	18.1%	54,788	107.5%
General and administrative	71,418	42.4%	219,539	78.2%	(148,121)	-67.5%
Total operating expenses	289,847	172.0%	500,239	178.1%	(210,392)	-42.1%

Loss from operations	(124,899)	-74.1%	(248,468)	-88.5%	123,569	-49.7%

Other Income (Expense):
Interest expense, net	(161,984)	-96.1%	(108,237)	-38.5%	(53,747)	49.7%
Change in fair value of derivative liability	(5,558)	-3.3%	11,579	4.1%	(17,137)	-148.0%
Gain (loss) on extinguishment of debt	-	0.0%	-	0.0%	-	n/a
Total other income (expense)	(167,542)	-99.4%	(96,658)	-34.4%	(70,884)	73.3%

Loss before provision for income taxes	(292,441)	-173.5%	(345,126)	-122.9%	52,685	-15.3%

Provision for income taxes	-	0.0%	800	0.3%	(800)	n/a

Net loss	$(292,441)	-173.5%	$(345,926)	-123.2%	$53,485	-15.5%

Operating Loss; Net Loss

Our net loss decreased by $53,485, from ($345,926) for the three months ended June 30, 2018 to ($292,441) for the three months ended June 30, 2019. Our operating loss decreased by $123,569, from ($248,468) to ($124,899) for the same periods. The decrease in our net loss for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is primarily the result of lower cost of revenues, lower general and administrative expenses, lower payroll, partially offset by decreased revenues and increases professional fees and interest expense, net. These changes are detailed below.

Revenue

Monitoring Revenues. Monitoring revenues decreased by $115,188, or 43.5%, to $149,556 in the second quarter of fiscal 2019 from $264,744 in the second quarter last year. The decrease is due to a decrease in the number of monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the second quarter of fiscal 2019 compared to second quarter of last year. This decrease is primarily related to the fact our device is authorized in less states than it was during the same period in fiscal year 2018.

Distributorship Revenues. Distributorship revenues increased by $2,895, or 18.0%, to $18,990 in the second quarter of fiscal 2019 from $16,095 in the second quarter last year. The increase is due to an increase in number of units with customers through distributors.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2019 was $3,598, compared to $29,068 for the three months ended June 30, 2018. Our cost of revenue for the three months ended June 30, 2019 and June 30, 2018, was completely related to our monthly monitoring services we provide to our customers. The decrease in our cost of revenue was due to the fact we ordered more parts and supplies from our supplier in the period in 2018 compared to the period in 2019.

Payroll

Payroll expense decreased by $117,059, or 51.0%, to $112,678 in the second quarter of fiscal 2019 from $229,737 in the second quarter last year. The decrease in payroll is due to controlling overhead expenses and decreasing personnel in the second quarter of fiscal 2019 compared to second quarter of last year. Our decrease in personnel is related to us having less units on the road.

Professional Fees

Professional fees increased by $54,788, or 107.5%, to $105,751 in the second quarter of fiscal 2019 from $50,963 in the second quarter last year. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $148,121, or 67.5%, to $71,418 in the second quarter of fiscal 2019 from $219,539 in the second quarter last year. The decrease is due to the following:

●	Decrease of approximately $27,000 in royalty expense in the second quarter of fiscal 2019 compared to second quarter last year.
●	Decrease of approximately $121,000 in software expense as we did not have any software services in the second quarter of fiscal 2019 compared to second quarter of last year.
●	Decrease of approximately $31,000 in investor relations.

Interest Expense

Interest expense increased by $53,747, or 49.7%, to $161,984 in the second quarter of fiscal 2019 from $108,237 in the second quarter last year. The increase is due to increase in loans from related parties.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2019, we had a change in fair value of derivative liability of ($5,558) compared to $11,579 for the three months ended June 30, 2018. The change in fair value of derivative liability in the three months ended June 30, 2019, relates to the conversion feature of a promissory note we had outstanding during this period. Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Six Months Ended June 30, 2019 (Unaudited) Compared to Six Months Ended June 30, 2018 (Unaudited)

	Six Months Ended
	June 30, 2019		June 30, 2018		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Revenues:
Monitoring revenues	$363,243	90.8%	$443,231	91.9%	$(79,988)	-18.0%
Distributorship revenues	36,681	9.2%	39,265	8.1%	(2,584)	-6.6%
Total revenues	399,924	100.0%	482,496	100.0%	(82,572)	-17.1%

Cost of revenues:
Monitoring cost of revenue	25,233	6.3%	76,681	15.9%	(51,448)	-67.1%
Distributorship cost of revenue	-	0.0%	-	0.0%	-	n/a
Total cost of revenues	25,233	6.3%	76,681	15.9%	(51,448)	-67.1%

Gross profit	374,691	93.7%	405,815	84.1%	(31,124)	-7.7%

Operating expenses:
Payroll	210,718	52.7%	466,149	96.6%	(255,431)	-54.8%
Professional fees	147,297	36.8%	88,055	18.2%	59,242	67.3%
General and administrative	131,492	32.9%	469,095	97.2%	(337,603)	-72.0%
Total operating expenses	489,507	122.4%	1,023,299	212.1%	(533,792)	-52.2%

Loss from operations	(114,816)	-28.7%	(617,484)	-128.0%	502,668	-81.4%

Other Income (Expense):
Interest expense, net	(338,808)	-84.7%	(210,558)	-43.6%	(128,250)	60.9%
Change in fair value of derivative liability	(7,390)	-1.8%	4,293	0.9%	(11,683)	-272.1%
Gain (loss) on extinguishment of debt	54,764	13.7%	-	0.0%	54,764	n/a
Total other income (expense)	(291,434)	-72.9%	(206,265)	-42.7%	(85,169)	41.3%

Loss before provision for income taxes	(406,250)	-101.6%	(823,749)	-170.7%	417,499	-50.7%

Provision for income taxes	1,600	0.4%	800	0.2%	800	n/a

Net loss	$(407,850)	-102.0%	$(824,549)	-170.9%	$416,699	-50.5%

Operating Loss; Net Loss

Our net loss decreased by $416,699, from ($824,549) for the six months ended June 30, 2018 to ($407,850) for the six months ended June 30, 2019. Our operating loss decreased by $502,668, from ($617,484) to ($114,816) for the same periods. The decrease in our net loss for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is primarily the result of lower cost of revenues, lower general and administrative expenses, lower payroll, partially offset by decreased revenues and increases professional fees and interest expense, net. These changes are detailed below.

Revenue

Monitoring Revenues. Monitoring revenues decreased by $79,988, or 18.0%, to $363,243 in the six months ended June 30, 2019 from $443,231 in the six months ended June 30, 2018. The decrease is due to decrease in number of monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the first six months of fiscal 2019 compared to first six months of last year. This decrease is primarily related to the fact our device is authorized in less states than it was during the same period in fiscal year 2018.

Distributorship Revenues. Distributorship revenues decreased by $2,584, or 6.6%, to $36,681 in the second quarter of fiscal 2019 from $39,265 in the second quarter last year. The decrease is due to a decrease in number of units with customers through distributors.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2019 was $25,233, compared to $76,681 for the six months ended June 30, 2018. Our cost of revenue for the six months ended June 30, 2019 and 2018 was completely related to our monthly monitoring services we provide to our customers. The decrease in our cost of revenue was due to the fact we ordered more parts and supplies from our supplier in the period in 2018 compared to the period in 2019.

Payroll

Payroll expense decreased by $255,431, or 54.8%, to $210,718 in the first six months of fiscal 2019 from $466,149 in the first six months of last year. The decrease in payroll is due to controlling overhead expenses and decreasing personnel due to the decrease in the number of units we have on the road.

Professional Fees

Professional fees increased by $59,242, or 67.3%, to $147,297 in the first six months of fiscal 2019 from $88,055 in the first six months of last year. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $337,603, or 72.0%, to $131,492 in the first six months of fiscal 2019 from $469,095 in the first six months of last year. The decrease is due to the following:

●	Decrease of approximately $60,000 in royalty expense in the first six months of fiscal 2019 compared to first six months last year.
●	Decrease of approximately $132,000 in software expense as we did not have any software services in the first six months of fiscal 2019 compared to first six months of last year.
●	Decrease of approximately $61,000 in marketing and advertising expenses due to reduction in working capital.
●	Decrease of approximately $72,000 in investor relations expenses.

Interest Expense

Interest expense increased by $128,250, or 60.9%, to $338,808 in the first six months of fiscal 2019 from $210,558 in the first six months of last year. The increase is due to increase in loans from related parties.

Change in Fair Value of Derivative Liability

During the six months ended June 30, 2019, we had a change in fair value of derivative liability of ($7,390) compared to $4,293 for the six months ended June 30, 2018. The change in fair value of derivative liability in the six months ended June 30, 2019, relates to the conversion feature of a promissory note we had outstanding during this period. Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Gain on Extinguishment of Debt

Gain on extinguishment of debt of $54,764 resulted from forgiveness and settlement of debt in the first quarter of fiscal 2019.

Liquidity and Capital Resources for the Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Introduction

Our cash on hand as of June 30, 2019 was $12,426, compared to $775 at December 31, 2018. During the three months ended June 30, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2019 and as of December 31, 2018, respectively, are as follows:

	June 30, 2019	December 31, 2018	Change

Cash	$12,426	$775	$11,651
Total current assets	$25,409	$7,146	$18,263
Total assets	$31,890	$13,627	$18,263
Total current liabilities	$755,397	$564,477	$190,920
Total liabilities	$3,017,756	$2,616,143	$401,613

Our current assets increased as of June 30, 2019 as compared to December 31, 2018, primarily due to us having more cash on hand and accounts receivable at June 30, 2019. The increase in our total assets between the two periods was also primarily related to us having more cash on hand and accounts receivable at June 30, 2019.

Our current liabilities increased slightly as of June 30, 2019 as compared to December 31, 2018. This increase was primarily due to increases in our accrued royalty payable, accrued interest, accrued interest-related party, and derivative liability, offset by decreases in accrued expenses, deferred revenue, and accounts payable, net of debt discount.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities are summarized as follows:

Operations

We had net cash used in operating activities of $182,960 for the six months ended June 30, 2019, as compared to $620,304 for the six months ended June 30, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net income (loss) of ($407,850), adjusted primarily by a non-cash change in fair value of derivative liability of $7,390, shares issued for services of $24,500, gain on extinguishment of debt of ($54,764), and amortization of debt discount of $17,035, as well as changes in, accrued expenses of ($39,254), accounts receivable ($6,430), prepaid expenses of ($182), deferred revenue of ($74,980), accrued royalties payable of $29,750, accrued interest, related party of $151,500, and accrued interest of $170,325. For the period in 2018, the net cash used in operating activities consisted primarily of our net income (loss) of ($824,549), increase in derivative liabilities of ($15,370), an allowance for doubtful accounts of ($26,541), adjusted primarily by a non-cash change in fair value of derivative liability of $11,078, shares issued for services of $110,200, and amortization of debt discount of $24,536, as well as changes in, accrued expenses of $8,795, accounts receivable of $55,457, prepaid expenses of $1,506, accounts payable of ($29,250), deferred revenue of ($56,676), accrued royalties payable of $60,866, and accrued interest of $54,561.

Investments

We did not have any cash provided by/used in investing activities in the six months ended June 30, 2019 or June 30, 2018.

Financing

We had net cash provided by financing activities for the six months ended June 30, 2019 of $194,611, compared to $869,794 for the six months ended June 30, 2018. For the six months ended June 30, 2019, our net cash from financing activities consisted of proceeds from related party notes payable of $226,200, partially offset by repayments of notes payable of $31,589. For the six months ended June 30, 2018, our net cash from financing activities consisted of proceeds from convertible notes payable of $20,000, proceeds from related party notes payable of $600,127, proceeds of notes payable of $21,600, and proceeds from issuance of common stock of $360,705, partially offset by repayments of notes payable of $31,588, repayments of convertible notes payable of $5,000, and repayments of related party notes payable of $96,050.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended June 30, 2019.

Our adoption of ASC 606, Revenue Recognition, did not change the way the Company recognized revenue for the first six months of fiscal year 2019 compared to same period last year.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2019, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of June 30, 2019 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of June 30, 2019, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

During the three months ended June 30, 2019, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2 (17)	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated June 30, 2019 September 30, 2016

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30, 2016 June 30, 2019

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016 June 30, 2019

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016 June 30, 2019

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.23 (14)	Form of Securities Purchase Agreement

10.24 (14)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock, LLC dated January 21, 2018 (memorializing oral agreement between the parties dated June 30, 2019)

10.25 (15)	Agreement to Purchase Common Stock and Preferred Stock dated December 31, 2018

10.26 (16)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Blow & Drive Interlock Corporation

Dated: August 14, 2019		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

