Form 10-K/A
period 2018-12-31
Blow & Drive Interlock Corp
filed 2019-08-22
CIK 1586495

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

Emerging growth company ________

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

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

 EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on July 19, 2019 (the “Original Filing Date”), solely to correct an error on the Report of Independent Registered Accounting Public Accounting Firm (the “Report”). In the Report submitted by the independent accounting firm that audited our financial statements contained in the Form 10-K, the Report incorrectly references that the Report only covers “the accompanying consolidated balance sheet of Blow & Drive Interlock Corporation (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.” The Report should have referenced the fact the Report actually covers both 2018 and 2017, and should have stated: “the accompanying consolidated balance sheet of Blow & Drive Interlock Corporation (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.”

This Amendment contains the corrected Report of Independent Registered Accounting Public Accounting Firm. We have also included the financial statements and related notes that relate to the corrected report but no changes were made to those financial statements and related notes from the versions submitted with our Form 10-K.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

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

Blow & Drive Interlock Corporation

Dated: August 22, 2019		/s/ David Haridim
	By:	David Haridim
	Its:	President (Principal Executive Officer)

Dated: August 22, 2019		/s/ David Haridim
	By:	David Haridim
	Its:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 22, 2019		/s/ David Haridim
	By:	David Haridim, Director, President, and Secretary

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of Blow & Drive Interlock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blow & Drive Interlock Corporation (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Benjamin & Young, LLP

We served as the Company’s Auditor since 2018

Anaheim, California

July 16, 2019 (as revised on August 21, 2019)

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

