Form 10-Q
period 2019-09-30
Blow & Drive Interlock Corp
filed 2019-11-19
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2019, there were 31,350,683 shares of common stock, $0.0001 par value, issued and outstanding.

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

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of September 30, 2019 (unaudited) and December 31, 2018, the consolidated statements of operations for the three months and nine months ended September 30, 2019 and 2018, the consolidated statement of stockholders equity (deficit) for the six months ended September 30, 2019, and the consolidated statements of cash flows for the nine months ending September 30, 2019 and 2018, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

PART I – FINANCIAL INFORMATION

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	Unaudited)

ASSETS

Current Assets:
Cash	$104,373	$775
Accounts receivable	17,331	5,355
Prepaid expenses	17,683	1,016
Total current assets	139,387	7,146
Deposits	6,481	6,481

Total assets	$145,868	$13,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,096	$-
Accrued expenses	28,917	65,988
Accrued royalty payable	56,635	26,885
Accrued interest	41,349	17,155
Accrued interest – related parties	645,118	190,618
Deferred revenue	17,182	92,162
Derivative liability	29,907	22,517
Notes payable, net of debt discount of $0 and $7,549 at September 30, 2019 and December 31, 2018, respectively	67,159	117,776
Notes payable to related parties	29,000	29,000
Convertible notes payable, net of $5,124 and $5,124 at September 30, 2019 and December 31, 2018, respectively	2,376	2,376
Total current liabilities	919,739	564,477

Non-current Liabilities:
Notes payable, less current portion and net of debt discount of $0 and $6,925 at September 30, 2019 and December 31, 2018, respectively	-	18,069
Notes payable to related parties, less current portion	2,393,900	2,020,000
Convertible notes, less current portion and net of $3,841 and $5,122 at September 30, 2019 and December 31, 2018, respectively	17,440	13,597
Total non-current liabilities	2,411,340	2,051,666

Total Liabilities	3,331,079	2,616,143

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued or issuable and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,000	1,000
Common stock, par value $0.0001, 100,000,000 shares authorized, 30,566,920 and 31,073,529 shares issued or issuable and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,057	3,107
Additional paid-in capital	3,514,249	3,489,699
Accumulated deficit	(6,703,517)	(6,096,322)
Total stockholders’ deficit	(3,185,211)	(2,602,516)

Total liabilities and stockholders’ deficit	$145,868	$13,627

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Monitoring revenues	$49,122	$221,419	$412,365	$664,650
Distributorship revenues	28,220	20,240	64,901	59,505
Total revenues	77,342	241,659	477,266	724,155

Monitoring cost of revenue	260	18,724	14,445	95,405
Distributorship cost of revenue	-	-	-	-
Total cost of revenue	260	18,724	14,445	95,405
Gross profit	77,082	222,934	462,821	628,749

Operating expenses
Payroll	32,798	240,499	243,516	706,648
Professional fees	33,667	26,176	180,964	114,230
General and administrative	49,899	170,504	192,439	639,598
Depreciation	-	-	-	-
Total operating expenses	116,364	437,178	616,919	1,460,476

Loss from operations	(39,282)	(214,244)	(154,098)	(831,727)

Other income (expense)
Interest expense, net	(168,626)	(119,208)	(498,871)	(329,586)
Change in fair value of derivative liability	-	5,093	(7,390)	9,385
Gain (loss) on extinguishment of debt	-	-	54,764	-
Total other income (expenses)	(168,626)	(113,935)	(451,497)	(320,201)
Loss before provision for income taxes	(207,908)	(328,179)	(605,595)	(1,151,928)

Provision for income taxes	-	-	1,600	(800)
Net loss	$(207,908)	$(328,179)	$(607,195)	$(1,152,728)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$ (0.0 2)	$(0.04)

Basic and Diluted Weighted-Average Common Shares Outstanding	29,453,446	31,205,429	30,527,566	29,772,036

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock -				Additional		Total
	Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	1,000,000	$1,000	31,073,529	$3,107	$3,489,699	$(6,096,322)	$(2,602,516)

Shares issued for services	-	-	250,000	25	24,475	-	24,500
Shares returned related to anti-dilution	-	-	(756,609)	(75)	75	-	-
Net loss	-	-	-	-	-	(607,195)	(607,195)

Balance at September 30, 2019	1,000,000	1,000	30,566,920	3,057	3,514,249	(6,703,517)	(3,185,211)

The accompanying notes are an integral part of these financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(607,195)	$(1,152,728)
Adjustments to reconcile net loss to net cash used in operating activities
Stock or warrants issued for services	24,500	110,200
Allowance for doubtful accounts	-	(26,541)
Amortization of debt discount	18,316	27,704
Change in fair value of derivative liability	7,390	(9,385)
Debt converted to common shares	-	5,083
(Gain)/loss on extinguishment of debt	(54,764)	-
Changes in operating assets and liabilities
Accounts receivable	(11,976)	50,102
Prepaid expenses	(16,667)	6
Accounts payable	2,096	(39,695)
Accrued expenses	(37,071)	4,863
Accrued royalties payable	29,750	74,718
Accrued interest	27,388	99,773
Accrued interest related party	454,500	-
Deferred revenue	(74,980)	(68,827)
Net cash used in operating activities	(238,713)	(924,727)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	458,705
Proceeds from issuance of notes payable	-	21,600
Principal payments on notes payable	(31,589)	(34,405)
Proceeds from issuance of convertible notes payable	-	20,000
Principal payments on convertible notes payable	-	(5,000)
Proceeds from issuance of notes payable related party	373,900	600,127
Payments on note payable related party	-	(126,050)
Net cash provided by financing activities	342,311	934,977

Net increase in cash	103,598	10,250

Cash at beginning of period	775	31,874

Cash at end of period	$104,373	$42,124

Supplemental discolsures of cash flow information
Cash paid during the period for:
Interest paid	$160,063	$91,634
Income taxes paid	$800	$-

Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	$24,500	$110,200

The accompanying notes are an integral part of these financial statements.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Business

Blow & Drive Interlock (“the Company”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company markets and rents alcohol ignition interlock devices distributors who lease the devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. The Company has approval for its device in the following states: Arizona and Texas.

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

The Company licenses the rights to third party distributors to promote the BDI-747/1 and provide services related to the device. The distributorships are for specific geographical areas (either entire states or certain counties within states). The Company currently has entered into two distributorship agreements. Under the distribution agreements the Company typically receives a onetime fee, and then is entitled to receive a per unit registration fee and a per unit monthly fee for each BDI-747/1 unit the distributor has on the road beginning thirty (30) days after the distributor receives the unit.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2019, the Company had an accumulated deficit of $6,703,517. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Deferred revenue

Deferred revenue consists of customer orders paid in advance of the delivery of the order. Deferred revenue is classified as short-term as the typical order ships within approximately three weeks of placing the order. Deferred revenue is recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Due to high overhead cost, the Company has changed it distribution model to contract distributers to supply the equipment to customers and perform the installation.

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $267and $81,652 for the nine months ended September 30, 2019 and 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 is adequate, but actual write-offs could exceed the recorded allowance.

Royalty Accrual

The Company entered into royalty agreement to be paid out in perpetuity based on number of units sold for specified product model in years 2019, 2018, 2017 and 2016 in connection with notes payable as discussed in Note 12. These estimates were performed at the inception for the notes to reflect the associated debt discount. The Company accruals royalties and is reduced by payments.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Balance December 31, 2018	$-	$22,517	$-
Change in fair value of derivative liability	-	7,390	-
Balance September 30, 2019 (unaudited)	$-	$29,907	$-

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

For the nine months ended September 30, 2019, one distributor, licensed in four states, makes up approximately 89% percent of all revenues from distributors at September 30, 2019. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated August 1, 2019, the Company and its largest distributor, BDI interlock collects the revenue directly from the clients and pays majority of the expenses and in return pays BDIC a leasing fee per on road unit on a monthly basis. This agreement is still in place for the future.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recently Issued Accounting Pronouncements

Note 3 – Segment Reporting

The Company had two reportable segments during the three and nine months ended September 30, 2019: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at September 30, 2019 and December 31, 2018.

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

The following table summarizes net sales and identifiable operating income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment gross profit (a):
Monitoring	$48,862	$202,694	$397,920	$569,244
Distributorships	28,220	20,240	64,901	59,505
Gross profit	77,082	222,934	462,821	628,749

Identifiable segment operating expenses (b):
Monitoring
Distributorships
	-		-

Identifiable segment operating income (c):
Monitoring	48,862	202,694	397,920	569,244
Distributorships	28,220	20,240	64,901	59,505
	77,082	222,934	462,821	628,749

Reconciliation of identifiable segment income to corporate income (d):
Payroll	32,798	240,499	243,516	706,648
Professional fees	33,667	26,175	180,964	114,230
General and administrative expenses	49,899	170,504	192,439	639,598
Interest expense	168,626	119,028	498,871	329,586
Change in fair value of derivative liability	-	(5,093)	7,390	(9,385)
Gain on extinguishment of debt	-	-	(54,764)	-
	284,990	551,113	1,068,416	1,780,677

Loss before provision for income taxes	(207,908)	(328,179)	(605,595)	(1,151,928)

Provision for income taxes	-	-	1,600	800
Net loss	$(207,908)	$(328,179)	$(607,195)	$(1,152,728)

Total net property, plant, and equipment assets
Monitoring			$-	$-
Distributorships			-	-
Corporate			-	-
			$-	$-

(a) Segment gross profit includes segment net sales less segment cost of sales

(b) Identifiable segment operating expenses consists of identifiable depreciation expense

(c) Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d) General corporate expense consists of all other non-identifiable expenses

On August 1, 2019, the Company shifted its business model such that the Company will only be responsible for manufacturing new units and leasing its new and existing units to distributors. The distributors will be responsible for leasing the units to end users, as well as marketing, installing and servicing the units at the distribtors’ cost. The distributors are currently paying the Company between $25 and $35 per unit per month for all units the distributor has on the road with an end user. As a result of this shift, in future periods the Company anticipates all of its revenue, cost of sales and expenses will be related to distributorship operations and not related to direct monitoring revenue.

Note 4 – Accrued Expenses

Accrued Expenses consist of the following:

	September 30, 2019	December 31, 2018
Accrued payroll and payroll taxes	$20,004	$17,616
Deferred rent	-	5,317
Income Tax Payable	6,730	5,930
Other accrued expenses	2,183	37,125
Total	$28,917	$65,988

Note 5 - Deferred Revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of September 30, 2019 and December 31, 2018, deferred revenue consists of the following:

	September 30, 2019	December 31, 2018
Monitoring deferred revenues	$17,182	$92,162
Distributorship deferred revenues	-	-
Total	$17,182	$92,162

The Company expects deferred revenue to decrease in the fourth quarter of 2019 as the revenue is been recognized. The company requires a deposit for the equipment from the customer in order to install equipment. The installation is performed by the Company. Due to rising over head cost, the company decided to change its distribution model and contracted an distributor to perform the installation of the machine. The company expects deferred revenue to be zero by the year-end.

Note 6 – Notes Payable

Notes payable consist of the following:

	As of September 30, 2019			As of December 31, 2018
Terms	Amount	Discount	Net Balance	Amount	Discount	Net Balance

December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	$-	$-	$-	$40,736	$(14,474)	$26,262
October 2018 ($60,000) - $561 daily principal and interest until paid in full	-	-	-	42,424	-	42,424
October 2018 ($72,800) - $11,527 monthly principal and interest for first six months, $9,975 monthly principal and interest last six months	67,159	-	67,159	67,159	-	67,159

Total notes payable	67,159	-	67,159	150,319	(14,474)	135,845

Less: non-current portion	-	-	-	(24,994)	6,925	(18,069)

Notes payable, current portion	$67,159	$-	$67,159	$125,325	$(7,549)	$117,776

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

Total interest expense was $0 and $1,706 for the three months ended September 30, 2019 and 2018, respectively, and $0 and $3,539 for the nine months ended September 30, 2019 and 2018, respectively.

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

Total interest expense was $0 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $0 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

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

Total interest expense was $8,536 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $17,126 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7 – Notes Payable – Related Parties

Notes payable to related parties consist of the following:

Terms	September 30, 2019	December 31, 2018

August 2018 ($1,365,000) – Replaced August 2018 note ($1,365,000) that replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Includes $635,000 penalty on default of August 2018 ($1,365,000) note and $20,000 for missed payment on August 2018 note. Interest only monthly payment of $50,500 for life of note. Entire principal due December 1, 2023.	$2,020,000	$2,020,000
December 2018 ($6,000) – No interest with principal due on December 17, 2019.	6,000	6,000
December 2018 ($23,000) – No interest with principal due on December 13, 2019.	23,000	23,000
January 2019 ($32,700) – No interest with principal due on January 3, 2020.	32,700	-
January 2019 ($40,000) – No interest with principal due on January 11, 2020.	40,000	-
January 2019 ($14,500) – No interest with principal due on January 15, 2020.	14,500	-
February 2019 ($15,000) – No interest with principal due on February 1, 2020.	15,000	-
February 2019 ($5,000) – No interest with principal due on February 19, 2020.	5,000	-
March 2019 ($10,000) – No interest with principal due on March 4, 2020.	10,000	-
May 2019 ($20,000) – No interest with principal due on May 1, 2020	20,000	-
June 2019 ($89,000) – No interest with principal due on June 3, 2020	89,000	-
July 2019 ($13,000) – No interest with principal due on July 10, 2020	13,000	-
July 2019 ($8,000) – No interest with principal due on July 18, 2020	8,000	-
July 2019 ($25,000) – No interest with principal due on July 25, 2020	25,000	-
September 2019 ($101,700) – No interest with principal due on September 27, 2020	101,700	-
August 2019 ($2,183) – No interest with principal due on availability	2,183	-

Total notes payable to related parties	2,425,083	2,049,000

Less: non-current portion	(2,396,083)	(2,020,000)

Notes payable to related parties, current portion	$29,000	$29,000

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

Total interest expense was $303,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively. Total interest expense was $151,500 and $0 for the three months ended September 30, 2019 and 2018, respectively.

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

July 2019 - $13,000

Promissory Note of $13,000 payable to the Doheny Group at July 10, 2019. Interest is 0% simple interest, balloon payment of $13,000 due July 10, 2020.

July 2019 - $8,000

Promissory Note of $8,000 payable to the Doheny Group at July 18, 2019. Interest is 0% simple interest, balloon payment of $8,000 due July 18, 2020.

July 2019 - $25,000

Promissory Note of $25,000 payable to the Doheny Group at July 25, 2019. Interest is 0% simple interest, balloon payment of $25,000 due July 25, 2020.

September 2019 - $101,700

Promissory Note of $101,700 payable to the Doheny Group at September 27, 2019. Interest is 0% simple interest, balloon payment of $101,700 due September 27, 2020.

Note 8 – Convertible Notes Payable

Convertible notes payable consists of the following:

	As of September 30, 2019			As of December 31, 2018
Terms	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	7,500	-	7,500	7,500	-	7,500
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	(7,684)	12,316	20,000	(11,527)	8,473

Total convertible notes payable	27,500	(7,684)	19,816	27,500	(11,527)	15,973

Less: non-current portion	(20,000)	2,560	(17,440)	(20,000)	6,403	(13,597)

Convertible notes payable, current portion	$7,500	$(5,124)	$2,376	$7,500	$(5,124)	$2,376

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

Total interest expense was $7,500 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

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

Total interest expense was $20,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

Note 9 – Derivative Liabilities

Derivative liabilities consisted of the following:

	September 30, 2019	December 31, 2018

August 2015 - $15,000 convertible debt	$6,359	$6,523
March 2018 - $20,000 convertible debt	23,549	15,994
Total derivative liabilities	$29,907	$22,517

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

	Balance at 12/31/18	Additions	Changes	Balance at 09/30/19

August 2015 - $15,000 convertible debt	$6,523	$-	$(165)	$6,359
March 2018 - $20,000 convertible debt	15,994	-	7,555	23,549

Total	$22,517	$-	$7,390	$29,907

Note 10 – Accrued Royalties Payable

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	August 2018 Royalty Agreement – the Company entered into a royalty agreement with a related party on August 1, 2018 in relation to a note payable of $1,365,000. This note replaced the November 2017 Royalty Agreement as well as other, non-royalty notes payable. Under the royalty agreement, the Company is required to pay $1.50 and accrue an additional $3.50 for every ignition interlock devise for the first nine months of the note payable. After the first nine months, the Company is required to pay $1.50 per devise and the amount accrued during the first nine months will be paid monthly through the next twelve months. After the note payable is paid in full, the Company is required to pay $3.00 per devise in perpetuity.

●	December 2018 royalty Agreement – the Company entered into a royalty agreement with a related party on December 1, 2018 in relation to a note payable of $2,020,000. This note replaced the August 2018 Royalty Agreement. Under the royalty agreement, the Company is required to pay a royalty fee of $5.00 per month for every ignition interlock device that the Company has on the road in customers’ vehicles.

Based on the royalty agreement, the Company had the following royalty accruals:

	September 30, 2019	December 31, 2018
November 2017 royalty agreement	$3,327	$3,327
August 2018 royalty agreement	18,058	18,058
December 2018 royalty agreement	35,250	5,500

Total accrued royalties	$56,635	$26,885

Royalty expense was $8,100 and $25,650 for the three months ended September 30, 2019 and 2018, respectively, and $29,751 and $115,595 for the nine months ended September 30, 2019 and 2018, respectively.

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

During the nine months ended September 30, 2019, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of September 30, 2019, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the nine months ended September 30, 2019, the Company issued 250,000 shares of its common stock for services valued at $25. In addition, the Company issued 756,609 common shares in accordance with the anti-dilution provisions of Royalty notes #3 and #4. In addition, the Company issued 32,812 common shares in the conversion of $5,083 of notes payable. The total number of shares issued or issuable as of September 30, 2019 was 31,073,529.

Note 12 – Warrants

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2017	5,607,176	$0.51	$3.19	412,864
Granted	930,410	1.29	4.00	(412,864)
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2018	6,537,586	$0.51	$3.19	-
Granted	-	1.29	4.00	-
Exercised	-	-	-
Forfeited, cancelled, expired	-	-	-
Outstanding as of September 30, 2019	6,537,586	$0.55	$1.85	-

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Preferred shares	-	-	-
Convertible notes	434,058	58,299	434,058	58,299
Warrants	6,537,586	5,597,586	6,537,586	5,597,586
Options	-	-	-	-
Total anti-dilutive weighted average shares	6,971,644	5,655,885	6,971,644	5,655,885

If all dilutive securities had been exercised at September 30, 2019, the total number of common shares outstanding would be as follows:

Common Shares	30,566,920
Preferred Shares	-
Convertible notes	434,058
Warrants	6,537,586
Options	-
Total potential shares	37,538,564

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

On August 28, 2017, the Company entered into a one-year lease with B3 Investments, LLC for a storefront location at Suites D104 and D105, 2406 24th Street, South Phoenix, Arizona. Base rent under the lease is $1,350 per month plus 2% ($27) rental tax. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. During the three months ended September 30, 2019, the Company turned the lease of this property over to one of its distributors and is no longer responsible for the rent due under the lease.

Total rent expense was $50,556 and $(5,306) for the three months ended September 30, 2019 and 2018, respectively, and $94,688 and $95,082 for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 15 – Related Party Transactions

The Company had the following related party transactions:

●	Promissory Note of $101,700 payable to the Doheny Group at September 27, 2019. Interest is 0% simple interest, balloon payment of $101,700 due September 27, 2020.
●	Promissory Note of $13,000 payable to the Doheny Group at July 10, 2019. Interest is 0% simple interest, balloon payment of $13,000 due July 10, 2020.
●	Promissory Note of $8,000 payable to the Doheny Group at July 18, 2019. Interest is 0% simple interest, balloon payment of $8,000 due July 18, 2020.
●	Promissory Note of $25,000 payable to the Doheny Group at July 25, 2019. Interest is 0% simple interest, balloon payment of $25,000 due July 25, 2020.
●	Notes payable of $1,365,000 to the Doheny Group.
●	3,208,017 shares of common stock, of which 1,863,152 were granted to the Doheny Group in relation to notes payable and 1,294,865 were granted to the Doheny Group as anti-dilution shares.
●	50,000 warrants were granted to David Haridim.
●	Notes payable of $2,275,200 to the Doheny Group at June 30, 2019 (refer to notes payable related party section)

Note 16 – Subsequent Events

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. We market distributorships and lease a breath alcohol ignition interlock device called the BDI-747/1, which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales, to distributors who, in turn, lease them to end users. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

At July 27, 2015 we began production of our patent pending BDI Model #1 power line filter to attach to our BDI-747 Breath Alcohol Ignition Interlock Device which together were certified by NHSTA on June 17, 2015 to work to together to meet or exceed 2013 NHSTA guidelines.

As of December 31, 2017, the BDI-747/1 was approved for use in five states, namely Oregon, Texas, Arizona, Kentucky, and Tennessee. As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of September 30, 2019, the BDI-747/1 device was only approved in Arizona and Texas. The states where our BDI-747/1 device is approved has decreased primarily as a result of new state certification rules that require increased capital investment that we are not able to afford.

As of December 31, 2017, we had approximately 1,558 units on the road, with approximately 1,451 devices being leased directly from us and approximately 107 devices leased through our distributors. As of December 31, 2018, we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 devices was approved in fewer states in 2018 compared to 2017. As of September 30, 2019, we had approximately 623 units on the road, all the units leased through our distributors.

On August 1, 2019, we shifted our business model such that we will only be responsible for manufacturing new units and leasing our new and existing units to distributors. The distributors will be responsible for leasing the units to end users, as well as marketing, installing and servicing the units at the distribtors’ cost. The distributors are currently paying us between $25 and $35 per unit per month for all units the distributor has on the road with an end user. As a result of this shift, in future periods we anticipate all of our units being classified as leased through a distributor and all of our revenue, cost of sales and expenses will be related to distributorship operations and not related to direct monitoring revenue. This shift is the reason all units as of September 30, 2019 are classified as leased through a distributor with no units leased directly from us.

Due to the decrease in the number of states where our BDI-747/1 device is approved, and the resulting decrease in the number of devices we have on the road, our management has been exploring all options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

Our website is www.blowanddrive.com.

Results of Operations

Three Months Ended September 30, 2019 (Unaudited) Compared to Three Months Ended September 30, 2018 (Unaudited)

	Three Months Ended
	September 30, 2019		September 30, 2018		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenues:
Monitoring revenues	$49,122	64%	$221,418	92%	$(172,296)	-78%
Distributorship revenues	28,220	36%	20,240	8%	7,980	39%
Total revenues	77,342	100%	241,658	100%	(164,316)	-68%

Cost of revenues:
Monitoring cost of revenue	260	0%	18,724	8%	(18,464)	-99%
Distributorship cost of revenue	-	0%	-	0%	-	0%
Total cost of revenues	260	0%	18,724	8%	(18,464)	-99%

Gross profit	77,082	100%	222,934	92%	(145,852)	-65%

Operating expenses:
Payroll	32,798	42%	240,499	100%	(207,701)	-86%
Professional fees	33,667	44%	26,175	11%	7,492	29%
General and administrative	49,899	65%	170,504	71%	(120,605)	-71%
Total operating expenses	116,364	150%	437,178	181%	(320,814)	-73%

Loss from operations	(39,282)	-51%	(214,244)	-89%	174,962	-82%

Other Income (Expense):
Interest expense, net	(168,626)	-218%	(119,028)	-49%	(49,598)	42%
Change in fair value of derivative liability	-	0%	5,093	2%	(5,093)	-100%
Gain (loss) on extinguishment of debt	-	0%	-	0%	-	0%
Total other income (expense)	(168,626)	-218%	(113,935)	-47%	(54,691)	48%

Loss before provision for income taxes	(207,908)	-269%	(328,179)	-136%	120,271	-37%

Provision for income taxes	-	0%	-	0%	-	0%

Net loss	$(207,908)	-269%	$(328,179)	-136%	$120,271	-37%

Operating Loss; Net Loss

Our net loss decreased by $120,271, from ($328,179) for the three months ended September 30, 2018 to ($207,908) for the three months ended September 30, 2019, even though our revenues also decreased in 2019 compared to 2018. Our operating loss decreased by $173,536, from ($214,244) to ($39,282) for the same periods. The decrease in our net loss for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily the result of decrease in our general and administrative expenses, payroll, partially offset by a slight increase in our professional fees.

Revenues: Revenues increased due to the following:

●	Monitoring Revenues: Monitoring revenues decreased by $172,297, or 78%, to $49,122 in the third quarter of fiscal 2019 from $221,419 in the third quarter last year. The decrease is due to decrease in number of monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the third quarter of fiscal 2019 compared to third quarter of last year. As a result of the shift in our business model reference above, we expect all of our revenue in the future to come from the monthly recurring payments we receive from our distributors and not from direct retail of our devices.

●	Distributorship Revenues: Distributorship revenues increased by $7,980, or 39.0%, to $28,220 in the third quarter of fiscal 2019 from $20,240 in the third quarter last year. The increase is due to increase in number of units with customers through distributors, a trend we expect to continue due to the shift in our business model.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2019 was $240 compared to $18,724 for the three months ended September 30, 2018. Our cost of revenue for both three-month periods was completely related to our monthly monitoring services we provide to our customers. Again, we expect this shift in our cost of revenue to continue as we move away from using direct retail of our devices and towards distributors.

Payroll

Payroll expense decreased by $207,701, or 86.0%, to $32,798 in the third quarter of fiscal 2019 from $240,499 in the third quarter last year. The decrease in payroll is due to controlling overhead expenses and decreasing personnel in the third quarter of fiscal 2019 compared to the third quarter of last year.

Professional Fees

Professional fees increased by $7,491, or 29.0%, to $33,667 in the third quarter of fiscal 2019 from $26,176 in the third quarter last year. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $120,605, or 68.0%, to $49,899 in the third quarter of fiscal 2019 from $151,912 in the third quarter last year. The decrease is due to the following:

●	Decrease of approximately $85,000 in royalty expense in the third quarter of fiscal 2019 compared to third quarter last year.
●	Decrease of approximately $167,267 in software expense as we did not have any software services in the third quarter of fiscal 2019 compared to third quarter of last year.
●	Decrease of approximately $85,212 in investor relations.

Interest Expense

Interest expense increased by $49,598 from $119,028 for the three months ended September 30, 2018 to $168,626 for the three months ended September 30, 2019. The interest expense increased for the period ended September 30, 2019, compared to the same period one year ago, due to a increase in our outstanding debt compared to one year ago, which primarily relate to the loans we received from Doheny Group, LLC.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Nine Months Ended September 30, 2019 (Unaudited) Compared to Nine Months Ended September 30, 2018 (Unaudited)

	Nine Months Ended
	September 30, 2019		September 30, 2018		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenues:
Monitoring revenues	$412,365	86%	$664,649	92%	$(252,284)	-38%
Distributorship revenues	64,901	14%	59,505	8%	5,396	9%
Total revenues	477,266	100%	724,154	100%	(246,888)	-34%

Cost of revenues:
Monitoring cost of revenue	14,445	3%	95,405	13%	(80,960)	-85%
Distributorship cost of revenue	-	0%	-	0%	-	0%
Total cost of revenues	14,445	3%	95,405	13%	(80,960)	-85%

Gross profit	462,821	97%	628,749	87%	(165,928)	-26%

Operating expenses:
Payroll	243,516	51%	706,648	98%	(463,132)	-66%
Professional fees	180,964	38%	114,230	16%	66,734	58%
General and administrative	192,439	40%	639,598	88%	(447,159)	-70%
Total operating expenses	616,919	129%	1,460,476	202%	(843,557)	-58%

Loss from operations	(154,098)	-32%	(831,727)	-115%	677,629	-81%

Other Income (Expense):
Interest expense, net	(498,871)	-105%	(329,586)	-46%	(169,285)	51%
Change in fair value of derivative liability	(7,390)	-2%	9,385	1%	(16,775)	-179%
Gain (loss) on extinguishment of debt	54,764	11%	-	0%	54,764	100%
Total other income (expense)	(451,497)	-95%	(320,201)	-44%	(131,296)	41%

Loss before provision for income taxes	(605,595)	-127%	(1,151,928)	-159%	546,333	-47%

Provision for income taxes	1,600	0%	800	0%	800	100%

Net loss	$(607,195)	-127%	$(1,152,728)	-159%	$545,533	-47%

Operating Loss; Net Loss

Our net loss decreased by $545,533, from ($1,152,728) for the nine months ended September 30, 2018 to ($607,195) for the nine months ended September 30, 2019. Our operating loss decreased by $667,677 from ($830,302) to ($154,098) for the same periods. We had a decrease in our net loss for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, despite the fact we had less revenue, primarily due to the fact we lowered our operating expenses. These changes are detailed below.

Revenue: Revenues decreased due to the following:

●	Monitoring Revenues: Monitoring revenues decreased by $252,284, or 38.0%, to $412,365 in the nine months ended September 30, 2019 from $664,650 in the nine months ended September 30, 2018. The decrease is due to decrease in number of monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices in the first nine months of fiscal 2019 compared to first nine months of last year. As a result of the shift in our business model reference above, we expect all of our revenue in the future to come from the monthly recurring payments we receive from our distributors and not from direct retail of our devices.

●	Distributorship Revenues: Distributorship revenues did not have significant changes, but in future periods we expect the percentage of our revenue of revenue from distributors to increase due to the shift in our business model.

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2019 was $14,445, compared to $95,405 for the nine months ended September 30, 2018. Our cost of revenue for the nine months ended September 30, 2019 and 2018 was completely related to our monthly monitoring services we provide to our customers. We expect our cost of revenue in future periods to trend away from direct retail of our devices and towards distributors.

Payroll

Our payroll decreased by $463,132 from $706,648 for the nine months ended September 30, 2018 to $243,516 for the nine months ended September 30, 2019. The decrease in payroll is due to controlling overhead expenses and decreasing personnel.

Professional Fees

Professional fees increased by $66,733, or 58.0%, to $180,964 in the first nine months of fiscal 2019 from $114,230 in the first nine months of last year. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $447,159, or 71.0%, to $192,439 in the first nine months of fiscal 2019 from $621,007 in the first nine months of last year. The decrease is due to the following:

●	Decrease of approximately $85,845 in royalty expense in the third quarter of fiscal 2019 compared to third quarter last year.
●	Decrease of approximately $167,267 in software expense as the Company did not have any software services in the first nine months of fiscal 2019 compared to first nine months of last year.
●	Decrease of approximately $81,385 in marketing and advertising expenses due to reduction in working capital.
●	Decrease of approximately $85,212 in investor relations expenses.

Interest Expense

Interest expense increased by $169,285, or 51.0%, to $498,871 in the first nine months of fiscal 2019 from $329,586 the first nine months of last year. The increase is due to increase in loans from related parties.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Gain (Loss) on Extinguishment of Debt

Gain on extinguishment of debt of $54,764 resulted from forgiveness and settlement of debt in the first quarter of fiscal 2019.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Introduction

Our cash on hand as of September 30, 2019 was $104,373, compared to $775 at December 31, 2018. During the three months ended September 30, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2019 and as of December 31, 2018, respectively, are as follows:

	September 30, 2019	December 31, 2018	Change

Cash	$104,373	$775	$103,598
Total current assets	$139,387	$7,146	$132,241
Total assets	$145,868	$13,627	$132,241
Total current liabilities	$919,739	$564,477	$355,262
Total liabilities	$3,331,079	$2,616,143	$714,936

Our current assets increased as of September 30, 2019 as compared to December 31, 2018, primarily due to us having more cash on hand, accounts receivable, and prepaid expenses at September 30, 2019. The increase in our total assets between the two periods was also primarily related to us having more cash on hand, accounts receivable, and prepaid expenses at September 30, 2019.

Our current liabilities increased as of September 30, 2019 as compared to December 31, 2018. This increase was primarily due to increases in our accrued royalty payable, accrued interest, accrued interest-related party, and derivative liability, offset by decreases in accrued expenses and deferred revenue.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(238,713)	$(620,304)
Financing activities	342,311	869,794
Net increase in cash	$103,598	$249,490

Operations

We had net cash used in operating activities of $238,713 for the nine months ended September 30, 2019, as compared to $924,727 for the nine months ended September 30, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net income (loss) of ($607,195), adjusted primarily by a non-cash change in fair value of derivative liability of $7,390, shares issued for services of $24,500, gain on extinguishment of debt of ($54,764), and amortization of debt discount of $18,316, as well as changes in, accrued expenses of ($37,071), accounts receivable ($11,976), prepaid expenses of ($16,667), deferred revenue of ($74,980), accrued royalties payable of $29,750, accrued interest, related party of $454,500, and accrued interest of $27,388. For the period in 2018, the net cash used in operating activities consisted primarily of our net income (loss) of ($1,152,728), an allowance for doubtful accounts of ($26,541), adjusted primarily by non-cash change in fair value of derivative liability of $9,385, shares issued for services of $110,200, debt converted to common shares of $5,083 and amortization of debt discount of $27,704, as well as changes in, accrued expenses of $4,863, accounts receivable of $50,102, prepaid expenses of $7, deferred revenue of ($68,827), accounts payable of ($36,695), accrued royalties payable of $74,718, and accrued interest of $99,773.

Investments

We did not have any cash provided by/used in investing activities in the nine months ended September 30, 2019 or September 30, 2018.

Financing

We had net cash provided by financing activities for the nine months ended September 30, 2019 of $342,311, compared to $934,977 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, proceeds from related party notes payable of $373,900, partially offset by repayments of notes payable of $31,589. For the nine months ended September 30, 2018, our net cash from financing activities consisted of proceeds from convertible notes payable of $20,000, proceeds from related party notes payable of $600,127, proceeds of notes payable of $21,600, and proceeds from issuance of common stock of $458,705, partially offset by repayments of notes payable of $34,405, repayments of convertible notes payable of $5,000, and repayments of related party notes payable of $126,050.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the six months ended September 30, 2019.

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

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2019, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of September 30, 2019 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of September 30, 2019, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2019, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we did not issue any unregistered securities.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5	Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2 (17)	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (2)	Agreement between Tiber Creek Corporation and Laurence Wainer dated January 25, 2014

10.2 (2)	Promissory Note between the Company and Laurence Wainer dated February 16, 2014

10.3 (3)	Lease Agreement by and between Marsel Plaza LLC and Laurence Wainer and Blow and Drive Interlock Corporation dated January 21, 2015

10.4 (4)	Exclusive Distributorship Agreement with Theenk Inc. dated August 21, 2015

10.5 (4)	Exclusive Distributorship Agreement with Jay Lopez dated July 24, 2015

10.6 (4)	Independent Contractor Agreement with Laurence Wainer dated September 11, 2015

10.7 (5)	Exclusive Distributorship Agreement with Stephen Ferraro dated November 9, 2015

10.4 (6)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.5 (7)	Securities Purchase Agreement with David Stuart Petlak entered into on November 19, 2015

10.6 (7)	Convertible Promissory Note issued to David Stuart Petlak dated November 19, 2015

10.7 (7)	Common Stock Warrant issued to David Stuart Petlak dated November 19, 2015

10.8 (8)	Exclusive Distributorship Agreement with dba Blow & Drive Houston dated January 11, 2016

10.9 (9)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.10 (9)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.11 (10)	Securities Purchase Agreement with Dr. Oren Azulay dated March 30, 2016

10.12 (10)	Common Stock Purchase Agreement with Gustavo Arceo dated April 2016

10.13 (10)	Common Stock Purchase Agreement with LGL LLC dated May 6, 2016

10.14 (11)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.15 (11)	Phase 1 Loan Agreement with Doheny Group, LLC dated September 30,

10.16 (11)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.17 (11)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016September 30, 2019

10.18 (11)	Agreement with Abraham Summers and Gnossis International, LLC

10.19 (12)	Termination of Services Agreement by and between Blow & Drive Interlock Corporation, Abraham Summers and Gnosiis International, LLC dated June 19, 2017

10.20 (13)	Amendment No. 1 to Debt Conversion and Series A Preferred Stock Purchase Agreement dated May 17, 2017

10.21 (13)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.22 (13)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.23 (14)	Form of Securities Purchase Agreement

10.24 (14)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock, LLC dated January 21, 2018 (memorializing oral agreement between the parties dated June 30, 2019)

10.25 (15)	Agreement to Purchase Common Stock and Preferred Stock dated December 31, 2018

10.26 (16)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
(9) (10)

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

Blow & Drive Interlock Corporation

Dated: November 19, 2019		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

