Form 10-K
period 2019-12-31
Blow & Drive Interlock Corp
filed 2020-03-30
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting stock held by non-affiliates: $1,285,685 as based on last reported sales price of such stock on June 30, 2019. The voting stock held by non-affiliates on that date consisted of 19,779,768 shares of common stock the closing stock price was $0.065.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 23, 2020, there were 31,350,683 shares of common stock, $0.001 par value, issued and outstanding.

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

Our offices are located at 1427 S. Robertson Blvd., Los Angeles, CA 90035, telephone number (877) 238-4492.

Business Overview

General

We manufacture a Breath Alcohol Ignition Interlock Device (BAIID) we developed known as the BDI-747 Ignition Interlock Device (the “BDI-747/1”), which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales prior to starting their vehicle. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program. The BDI-747/1 has met the 2013 National Highway Traffic Safety Administration (NHTSA) guidelines for Breath Alcohol Ignition Interlock Devices [Federal Register Volume 78, Number 89] as an authorized BAIID [Element Materials Technology/Report # ESP018444P June 17, 2015]. The BDI-747/1 is manufactured by BDI Manufacturing Inc., a subsidiary of Blow & Drive Interlock, Inc., from parts and supplies from C4 Development Ltd.

The primary market for the BDI-747/1 Ignition Interlock Device is as a breathalyzer device to be used by persons convicted of a driving under the influence of alcohol. In order for the BDI-747/1 to be used in states for persons convicted of driving under the influence the device must be approved by each individual state. The process to get the device approved varies greatly state-to-state. As of December 31, 2019 and March 31, 2020 the BDI-747/1 device was approved in Texas and Arizona. The states where our BDI-747/1 device is approved have decreased over the past several years primarily as a result of new state certification rules that require increased capital investment that we are not able to afford.

In states where the BDI-747/1 is approved as a BAIID, we lease the BDI-747/1 devices to distributors, who, in turn, lease the device to the end-user offenders, typically for twelve months, but the time could differ on a case-by-case basis depending on the sentence received by the offender. We do not directly lease, install and support the devices directly and in any states or locations.

In our distributorship arrangements, the distributors are responsible for leasing the units to end users, as well as marketing, installing and servicing the units at the distribtors’ cost. The distributors are currently paying us between $25 and $35 per unit per month for all units the distributor has on the road with an end user. As a result of our shift in 2019 away from leasing directly to end users to only leasing to distributors, going forward we anticipate all of our units being classified as leased through a distributor and all of our revenue, cost of sales and expenses will be related to distributorship operations and not related to direct monitoring revenue.

As of December 31, 2019, we had approximately 513 units on the road, with all devices leased through our distributors, compared to December 31, 2018, when we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 device was approved in fewer states in 2019 compared to 2018.

Due to the decrease in the number of states where our BDI-747/1 device is approved, and the resulting decrease in the number of devices we have on the road, our management is currently exploring all options related to our business, including, but not limited to: (i) taking out loans or selling our stock in order to raise money to continue, and possibly try to expand, our current business; (ii) trying to acquire a synergistic business and grow our current business; or (iii) selling our current business and trying to find another business to, in or out of our current business segment, to take over the public corporation.

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

Marketing

In 2019, most of our marketing consisted of discussing distributorship opportunities to various individuals and companies that are in the breathalyzer ignition interlock device industry. In the past, the efforts have included radio and television advertisements of our distributorship program. Although we are not currently running any radio or television advertisements for our distributorship program, we may do so again in the future. We have also discussed these opportunities with various companies and individuals in the industry, similar to what we have done with our marketing of our BDI-747/1 device.

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

Competition

The business of breathalyzer ignition interlock device industry is competitive, and from time-to-time new companies may appear on the list of approved providers in various states, however, there is a high barrier to entry due to the cost of development fees, manufacturing fees, NHSTA-approved testing, and state field testing. We compete with a number of successful companies in the industry, including, but not limited to, LifeSafer®, Smart Start®, Intoxalock®, Guardian Interlock Systems and Dräger. These larger companies have greater financial resources than we do, have approval in most (if not all) states, and likely have 50,000 of their respective ignition interlock devices on the road each. By comparison as of December 31, 2019, we were approved in two states and had approximately 513 units on the road. Although we believe our BDI-747/1 device compares favorably to the interlock devices provided by our competitors, we will need to raise significant capital and gain approval in most states in order capitalize on our BDI-747/1 device. We believe if we do this we will be able to compete better with these larger competitors.

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

Our BDI-747/1 device was certified by an independent testing laboratory in June 2015. As of As of December 31, 2019 and March 31, 2020, the BDI-747/1 device was approved in Texas and Arizona

Employees

As of December 31, 2019, we had one independent contractor, Mr. David Haridim, our sole officer and director, and we had one employee, an internal accountant.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. We were incorporated in Delaware on July 2, 2013. Our business to date business focused on developing, manufacturing, and getting independent certification and state approvals for our BDI-747/1 device, contracting with distributors and leasing our products. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

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

The current economic conditions largely caused by the coronavirus pandemic have had, and likely will continue to have for the foreseeable future, a negative impact on our ability to access the capital markets, and thus have a negative impact on our business and liquidity. The recent, substantial losses in worldwide equity markets could lead to an extended worldwide recession. We may face significant challenges if conditions in the capital markets do not improve. Our ability to access the capital markets has been and continues to be severely restricted at a time when we need to access such markets, which could have a negative impact on our business plans. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

As the coronavirus pandemic escalates, restaurants and bars are closing and more people are staying home and not going out. The longer this persists the less likely there will be DUI offenders in need of our breathalyzer device, which could cause the number of units we have on the road to decrease.

We are monitoring the coronavirus pandemic for its possible effects on our business. Currently, more and more states are ordering restaurants and bars closed and more people are staying home. As a result, less people are likely to be driving while under the influence of alcohol, which could lead to fewer arrests for DUI and fewer convictions. This would mean less people would be ordered by a court to have a breathalyzer device in their vehicle, which could lower demand for our devices and lead to fewer devices on the road.

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

We plan to lease the BDI-747/1 device through third-party distributors. If we are unsuccessful in finding qualified distributors or our distributors do not perform well, our business could suffer.

Under our current business plan we only plan to lease the BDI-747/1 device through third-party distributors in many regions and states. If we are unable to find qualified distributors in certain regions and/or states, and/or the distributors we contract with do not perform well, then we may not lease as many of our BDI-747/1 devices as we anticipate, and our business would suffer as a result.

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

Currently, the United States’ relationship with China has been tense, with ongoing tariff and trade restrictions and issues. Issues related to the coronavirus pandemic are also affecting the relationship between the two countries. Since the sole supplier for the parts for our BDI-747/1 device is located in China any escalation of any of the current issues, or new issues, could adversely impact our ability to get parts for our BDI-747/1 devices, which could negatively impact our business.

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

As of December 31, 2019, our internal controls were not effective which led to material weaknesses in our internal controls over financial reporting and, as a result, we may not be able to report our financial results accurately or timely and in the future could have a problem to detecting fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective, and as of December 31, 2019 they were not effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our financing decisions may be made without stockholder approval.

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters, are determined by our board of directors in its discretion, in many cases without any notice to or vote by our stockholders. This could materially adversely affect our company and the trading price of our common stock.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTC Markets and/or we may be forced to discontinue operations.

We have significant costs associated with being a public, reporting company, which adds to the substantial doubt about our ability to continue trading on the OTC Markets and/or continue as a going concern. These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants. Accounting controls, in particular, are difficult and can be expensive to comply with.

Our ability to continue trading on the OTC Markets and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTC Markets and/or we may be forced to discontinue operations.

In late February 2020, we borrowed $203,250 from three non-affiliated lenders and in turn issued then convertible promissory notes totaling approximately $237,750 and accompanying warrants, which are convertible and exercisable, respectively, into shares of our common stock. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock.

In late February 2020, we borrowed $203,250 from three non-affiliated lenders and in turn issued them convertible promissory notes totaling approximately $237,750 and accompanying warrants, which are convertible and exercisable, respectively, into shares of our common stock. Although under the terms of each agreement, the number of shares of common stock issuable upon the conversion of any portion of the notes cannot exceed an amount that would cause the beneficial ownership of each debt holder and its affiliates to own more than 4.99% of our outstanding shares of common stock, the issuance of almost 15% of our outstanding common stock in a short period time (if all three holders converted close in time), possibly happening multiple times, would cause substantial dilution to our shareholders. In the event the holder(s) of such instruments convert amounts owed to them into common stock and/or we default on the convertible instruments, significant dilution could occur to the other holders of our common stock and could significantly decrease the value of our common stock. The conversion price under each promissory note is also at a significant discount to our then-current stock price, which would also cause a significant decrease in our stock price if the holders convert the promissory notes, which they are likely to do.

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

ITEM 2 – PROPERTIES

As of December 31, 2019, our executive offices, are located at 1427 S. Robertson Blvd., Los Angeles, CA 90035, and we have this location rent free from our executive officer.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BDIC.” We were listed on June 30, 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2019 and 2018, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2018	First Quarter	$0.39	$0.17
	Second Quarter	$0.30	$0.18
	Third Quarter	$0.22	$0.07
	Fourth Quarter	$0.08	$0.05

2019	First Quarter	$0.09	$0.05
	Second Quarter	$0.10	$0.06
	Third Quarter	$0.09	$0.02
	Fourth Quarter	$0.05	$0.03

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

Holders

As of December 31, 2019, there were 31,350,683 shares of our common stock outstanding held by 140 holders of record and numerous shares held in brokerage accounts. As of March 23, 2020, there were 31,350,683 shares of our common stock outstanding held by 140 holders of record. Of these shares, 19,779,768 were held by non-affiliates. As of June 30, 2019, we had 19,779,768 shares held by non-affiliates. On the cover page of this filing we value the 19,779,768 shares held by non-affiliates as of June 30, 2019 at $1,285,685. These shares were valued at $0.065 per share, based on our closing share price on June 30, 2019.

As of December 31, 2019, there were 11,000,000 shares of our preferred stock outstanding, with 1,000,000 shares being Series A Preferred Stock. Our Series A Preferred has One Million (1,000,000) shares authorized and the following rights: (i) no dividend rights; (ii) no liquidation preference over our common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. As of December 31, 2019, all 1,000,000 shares of Series A Preferred Stock were held by The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director.

The other shares of our preferred stock outstanding were Series B Convertible Preferred Stock. Our Series B Convertible Preferred Stock. Our Series B Preferred has Ten Million (10,000,000) shares authorized and the following rights: (i) dividend rights in pari passu with our common stock on an “as converted” basis; (ii) liquidation preference over our common stock; (iii) conversion rights of ten (10) shares of common stock for each share of Series B Convertible Preferred Stock converted; (iv) no redemption rights; (v) no call rights; (vi) each share of Series B Convertible Preferred stock will have one thousand (1,000) votes on all matters validly brought to our common stockholders. As of December 31, 2019, all 10,000,000 shares of Series B Convertible Preferred Stock were held by The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director.

Warrants

As of December 31, 2019, we had warrants to acquire 5,667,586 shares of our common stock outstanding, held by 105 holders. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00. As of March 23, 2020, we had warrants to acquire 8,081,752 shares of our common stock held by 108 holders. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.05 to $1.00.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2019.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2019, we did not issue any unregistered securities.

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

Overview and Outlook

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2019, we generated total revenues of $534,827 compared to $942,160 in the year ending December 31, 2018.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018

Monitoring revenue	$380,424	$862,330
Distributorship revenues	154,403	79,830
Total revenues	534,827	942,160

Monitoring cost of revenue	14,445	118,596
Distributorship cost of revenues	-	-
Total cost of revenues	14,445	118,596

Gross profit	520,382	823,564

Operating expenses:

Payroll	277,535	888,498
Professional fees	196,217	157,764
General and administrative	215,859	763,683
Depreciation	-	-
Impairment of fixed assets	-	-
Total operating expenses	689,611	1,809,945

Loss from operations	(169,229)	(986,381)

Other income (expense)
Interest expense, net	(646,184)	(494,321)
Change in fair value of derivative liability	(7,390)	5,155
Gain (loss) on extinguishment of debt	54,764	311,670
Loan default penalty	-	(635,000)
Total other income (expense)	(598,810)	(812,496)

Loss before provision for income taxes	(768,039)	(1,798,877)

Provision for income taxes	1,600	800

Net loss	$(769,639)	$(1,799,677)

Revenue

During the year ended December 31, 2019 we had $534,827 in revenues, with $380,424 coming from revenue from the monthly recurring payments we received from our customers that rent our BDI-747/1 breathalyzer device for the ongoing monitoring services related to the devices, and $154,403 coming from revenues paid to us from our distributors, compared to total revenues of $942,160, with $862,330 and $79,830 from these revenue sources for the same period one year ago. Our revenue decreased overall during the year ended December 31, 2019 due to us having fewer units on the road as opposed to the previous years. Notably, the source of our revenue is beginning to shift from revenue received from our customers that rent our BDI-747/1 breathalyzer device and the related ongoing monitoring services, to the revenue we receive from leasing our units to our distributors. On August 1, 2019, we stopped renting devices to individual customers and are relying solely on our distributors for revenue. We expect the majority of our revenue in the future to come from our distributors with no plans to change this for the foreseeable future. We expect the revenue we receive from distributors will increase in any periods we have more devices on the road versus the comparable period and will decrease in any period we have fewer units on the road versus the comparable period. We do not believe our revenues will increase if our number of devices on the road decreases since we do not believe we will charge more for leasing the BDI-747/1 device than what we charge now in the foreseeable future.

Cost of Revenue

Our cost of revenue for the year ended December 31, 2019 was $14,445, compared to $118,596 for the year ended December 31, 2018. Our cost of revenue for the year ended December 31, 2019 was $14,445 for the revenue we received for the ongoing maintenance for units we lease to customers, and $0 related to the revenue we received from distributors. Our cost of revenue for the year ended December 31, 2018 was $118,596 for the revenue we received for the ongoing maintenance for units we lease to customers, and $0 related to the revenue we received from distributors. We expect this drastic reduction in cost of revenue to continue as we discontinue the monitoring revenue segment and thereby avoid the related costs.

Payroll

Our payroll decreased by $610,963, from $888,498 to $277,535, from the year ended December 31, 2018 compared to December 31, 2019. The significant decrease in our payroll expense was primarily a result of our changed business model, which no longer requires the amount of contract labor necessary to generate the monitoring revenue we are discontinuing.

Professional Fees

Our professional fees increased during the year ended December 31, 2019 compared to the year ended December 31, 2018. Our professional fees were $196,217 for the year ended December 31, 2019 and $157,764 for the year ended December 31, 2018. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to continue to grow steadily if our business expands. In the event we undertake an unusual transaction, such as an acquisition or registration statement filing, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $547,824 from $763,683 for the year ended December 31, 2018 to $215,859 for the year ended December 31, 2019. This decrease was primarily related to our changed business model, which has contributed to a decrease in a majority of our general and administrative accounts across the board. The most notable reductions include software expense, advertising, investor relations, and general office expenses as these particular operations aren’t as needed for the new business model when compared to the year ended December 31, 2018.

Depreciation

Our depreciation did not change from $0 for the years ended December 31, 2019, and December 31, 2018. Since we fully impaired our remaining BDI-747/1 devices for the year ended December 31, 2017, due to the uncertainty with the direction of our business going forward, we did not have a depreciation expense for the years ended December 31, 2018, and December 31, 2019.

Impairment of Fixed Assets

During the year ended December 31, 2017, we had impairment of fixed assets of $801,983, compared to $0 during 2018 and 2019. The impairment of our fixed assets in the year ended December 31, 2017 is a result of our management currently determining whether our current business model and operations are viable. Until this determination has been made, we have elected to impair our assets.

Interest Expense

Interest expense increased by $151,863 from $494,321 for the year ended December 31, 2018 to $646,184 for the year ended December 31, 2019. For both periods these amounts are largely due to the interest we owe on outstanding debt including amortization of debt discount costs. The interest expense significantly increased for the period ended December 31, 2019, compared to the same period one year ago, due to our increase in outstanding debt compared to one year ago, and the related accretion of the amount of debt discount associated with the debt.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2019, we had a change in fair value of derivative liability of ($7,390) compared to $5,155 for the same period in 2018. The change in fair value of derivative liability for both periods, relates to the conversion feature of a promissory note we had outstanding during this period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Loss on Extinguishment of Debt

During the year ended December 31, 2019, we had a gain on extinguishment of debt of $54,764 compared to a gain of $311,670 for the same period in 2018. The gain on extinguishment of debt in the year ended December 31, 2019, relates to the settlement of two notes payable and related accrued interest totaling $86,354 for a total payment of $31,589, resulting in gains totaling $56,764. The loss on extinguishment of debt in the year ended December 31, 2018, related to the settlement of three notes payable and related accrued interest.

Liquidity and Capital Resources for Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Introduction

During the years ended December 31, 2019 and 2018, because of our operating losses, we did not generate positive operating cash flows. Our cash on hand as of December 31, 2019 was $91,314 and our cash used in operations is approximately $100,000 per month. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2019 and as of December 31, 2018, respectively, are as follows:

	December 31, 2019	December 31, 2018	Change

Cash	$91,314	$775	$90,539
Total Current Assets	113,361	7,146	106,215
Total Assets	119,842	13,627	106,215
Total Current Liabilities	1,335,462	564,477	770,985
Total Liabilities	$3,366,497	$2,616,143	$750,354

Our current assets increased as of December 31, 2019 as compared to December 31, 2018, primarily due to us having more cash on hand from financing activities. The increase in our total assets between the two periods was also primarily related to the increase in our cash on hand as of December 31, 2019.

Our current liabilities increased by $770,985, as of December 31, 2019 as compared to December 31, 2018. This increase was primarily due to an increase notes payable to related parties and accrued interest, partially offset by a complete reduction of deferred revenue.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $334,072 for the year ended December 31, 2019, as compared to $1,112,658 for the year ended December 31, 2018. For the period in 2019, the net cash used in operating activities consisted primarily of our net loss of ($769,639), adjusted primarily by shares issued for services of $24,500, gain on extinguishment of debt of ($54,763), change in fair value of derivative liability of $7,390, and amortization of debt discount of $17,035, as well as changes in accrued expenses of ($24,488), accrued royalties payable of $44,580, accrued interest $1,698, accrued interest related party of $526,502, and accounts receivable of ($15,493). For the period in 2018, the net cash used in operating activities consisted primarily of our net loss of ($1,799,677), adjusted primarily by shares issued for services of $114,642, gain on extinguishment of debt of ($311,670), change in fair value of derivative liability of ($5,155), loan default penalty of $635,000, and amortization of debt discount of $30,872, as well as changes in accrued expenses of $44,456, deferred revenue of ($92,216), accounts payable of ($39,695), prepaid expenses of $289, accrued royalties payable of ($101,922), accrued interest $19,773, accrued interest related party of $165,240, and accounts receivable of $23,561.

Financing

Our net cash provided by financing activities for the year ended December 31, 2019 was $424,611, compared to $1,081,559 for the year ended December 31, 2018. For the year ended December 31, 2019, our net cash from financing activities consisted of proceeds from notes payable to related parties of $456,900, offset by repayments of notes payable of ($31,589) and payments on notes payable to related parties of ($101,700). For the year ended December 31, 2018, our net cash from financing activities consisted of proceeds from notes payable of $154,400, proceeds from notes payable-related party of $649,127, proceeds from issuance of common stock of $458,705, and proceeds from issuance of convertible notes payable of $20,000, partially offset by repayments of notes payable of ($74,623) and payments on note payable related party of ($126,050).

Contractual Obligations

As of December 31, 2019, we had the following contractual obligations for 2020 through 2024:

	2020	2021	2022	2023	2024	Total

Debt obligations (1)	$458,859	$20,000	$0	$2,020,000	$0	$2,498,859
Capital leases	-	-	-	-	-	-
Operating leases	-	-	-	-	-	-
	$458,859	$20,000	$0	$2,020,000	$0	$2,498,859

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

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2019, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended December 31, 2019.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 20, 2020, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

David Haridim	37	President, Chief Executive Officer, Chief Financial Officer Secretary (2019) and a Director (2019)

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

David Haridim, age 37, was appointed as our President, Chief Executive Officer, Chief Financial Officer and Secretary on January 2, 2019. He was also appointed to our Board of Directors on the same date. Mr. Haridim has been the Manager of The Doheny Group, LLC since January 2016. The Doheny Group, LLC invests in private and public companies in different industries and Mr. Haridim, as the Manager of The Doheny Group analyzes and approves any and all investments made by The Doheny Group, LLC. Prior to founding The Doheny Group, LLC, Mr. Haridim was the managing partner at Whitestone International Group. Mr. Haridim attended Southwestern School of Law, graduating with a J.D. in 2012.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2019 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures For Appointment of Directors

As of December 31, 2019, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2019, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
David Haridim	1	0	0

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2019;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2019,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2019 and 2018, and 2017, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Laurence Wainer Former President, COO, Secretary(1)	2019 2018 2017	-0- 131,434 60,500	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 131,434 60,500
David Haridim, CEO, CFO and Secretary(2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Wainer was appointed President, Chief Executive Officer, Secretary and Director on February 6, 2014. He resigned effective January 2, 2019.
(2)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Since his appointment neither he nor Doheny Group, LLC has received any compensation from us as salary, royalties, stock, or otherwise

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

Director Compensation

The following table sets forth director compensation for 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Laurence Wainer(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Haridim(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Wainer was appointed President, Chief Executive Officer, Secretary and Director on February 6, 2014. He resigned effective January 2, 2019.
(2)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Since his appointment neither he nor Doheny Group, LLC has received any compensation from us as salary, royalties, stock, or otherwise

No director received compensation for the fiscal years December 31, 2019 and December 31, 2018. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Laurence Wainer(1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
David Haridim(2)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Mr. Wainer was appointed President, Chief Executive Officer, Secretary and Director on February 6, 2014. He resigned effective January 2, 2019.
(2)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Since his appointment neither he nor Doheny Group, LLC has received any compensation from us as salary, royalties, stock, or otherwise

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2019.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2019.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2020, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)	Percent of Voting Rights(3)

Common Stock	David Haridim (4)	President, CEO, CFO, Secretary and Director	11,570,915	(5)(6)	36.9%	<1%

Common Stock	All Officers and Directors as a Group (1 person)		11,570,915	(5)(6)	36.9%	<1%

(1)	Unless otherwise indicated, based on 31,350,683 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1427 S. Robertson Blvd., Los Angeles, CA 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock. Each share of our Series A Preferred Stock has 100 votes on any matter brought before our common stockholders for a vote. Each share of our Series B Preferred Stock has 1,000 votes on any matter brought before our common stockholders for a vote. In total, we have 10,131,350,915 votes as of the date of this table.

(4)	Indicates one of our officers or directors.

(5)	Includes 11,570,915 shares owned The Doheny Group, LLC, an entity controlled by Mr. Haridim. Of the 11,570,915 shares, 447,914 shares were inadvertently issued in the name of David Haridim, the principal of The Doheny Group, LLC, but they are owned by The Doheny Group, LLC.

(6)	Effective December 31, 2019, The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director, entered into an agreement with us to rescind The Doheny Group, LLC’s anti-dilution rights. As a result, The Doheny Group, LLC will not have any anti-dilution rights (the right to receive additional shares whenever we issue shares of our common stock) and will return the approximately 670,000 shares of our common stock it received under its anti-dilution rights since 2016. Since these shares have not yet been returned and cancelled those shares are still included in this table as beneficially-owned by Mr. Haridim.

Series A Preferred Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)	Percent of Voting Rights(3)

Series A Preferred Stock	David Haridim (4)	President, CEO, CFO, Secretary and Director	1,000,000	(5)	100%	<1%

Series A Preferred Stock	All Officers and Directors as a Group (1 person)		1,000,000	(5)	100%	<1%

(1)	Unless otherwise indicated, based on 1,000,000 shares of our Series A Preferred Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1427 S. Robertson Blvd., Los Angeles, CA 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock. Each share of our Series A Preferred Stock has 100 votes on any matter brought before our common stockholders for a vote. Each share of our Series B Preferred Stock has 1,000 votes on any matter brought before our common stockholders for a vote. In total, we have 10,131,350,915 votes as of the date of this table.

(4)	Indicates one of our officers or directors.

(5)	Includes shares held in the name of The Doheny Group, LLC, an entity controlled by David Haridim.

Series B Convertible Preferred Stock

Title of Class	Name and Address of Beneficial Owner(2)	Nature of Beneficial Ownership	Amount		Percent of Class (1)	Percent of Voting Rights(3)

Preferred Stock	David Haridim (4)	President, CEO, CFO, Secretary and Director	10,000,000	(5)	100%	98.7%

Preferred Stock	All Officers and Directors as a Group (1 person)		10,000,000	(5)	100%	98.7%

(1)	Unless otherwise indicated, based on 10,000,000 shares of our Series B Convertible Preferred Stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is 1427 S. Robertson Blvd., Los Angeles, CA 90035.

(3)	Includes all voting securities of the company, common stock with any series of preferred stock. Each share of our Series A Preferred Stock has 100 votes on any matter brought before our common stockholders for a vote. Each share of our Series B Convertible Preferred Stock has 1,000 votes on any matter brought before our common stockholders for a vote. In total, we have 10,131,350,915 votes as of the date of this table.

(4)	Indicates one of our officers or directors.

(5)	Includes shares held in the name of The Doheny Group, LLC, an entity controlled by David Haridim.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 6, 2019, we entered into a Debt Conversion and Series B Preferred Stock Purchase Agreement with The Doheny Group, LLC, a Nevada limited liability company controlled by David Haridim, our sold officer and director. Under the terms of the agreement we created a series of preferred stock entitled Series B Convertible Preferred Stock and issued The Doheny Group 10,000,000 shares of our Series B Convertible Preferred Stock in exchange for The Doheny Group agreeing to extinguish two months of interest due (totaling $101,000) under certain promissory notes. The Series B Preferred shares convert into shares of our common at a ratio of ten (10) shares of common stock for each share of Series B Preferred Stock and contain voting rights of 1,000 votes for each share of Series B Preferred Stock on any matter brought before our common stockholders for a vote.

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

Corporate Governance

As of December 31, 2019, our Board of Directors consisted of David Haridim. As of December 31, 2019, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of David Haridim as our sole director.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods for professional services rendered by Benjamin & Young, LLP for the year ended December 31, 2018, and Benjamin & Ko for the year ended December 31, 2019, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees and Audit Related Fees	$48,000	$45,250
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$48,000	$45,250

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

The board of directors has considered the nature and amount of fees billed by Benjamin & Young, LLP and Benjamin & Ko, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Benjamin Young, LLP independence.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2 (2)	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (3)	Articles of Amendment to Articles of Incorporation to Blow & Drive Interlock Corporation dated October 28, 2019 (increasing authorized common stock to Ten Billion (10,000,000,000) shares)

3.4 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (4)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.2 (5)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.3 (5)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.4 (6)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.5 (6)	Phase 1 Loan Agreement with D1oheny Group, LLC dated September 30, 2016

10.6 (6)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.7 (6)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.8 (7)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.9 (7)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.10 (8)	Form of Securities Purchase Agreement

10.11 (8)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock LLC dated January 21, 2018 (memorializes oral agreement between the parties dated September 30, 2017)

10.12 (9)	Agreement to Purchase Common Stock and Preferred Stock dated December 31, 2019

10.13 (10)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

10.14*	Debt Conversion and Series B Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and The Doheny Group dated September 6, 2019

10.15 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and Crown Bridge Partners, LLC dated February 25, 2020

10.16 (11)	Convertible Promissory Note issued to Crown Bridge Partners, LLC dated February 25, 2020

10.17 (11)	Common Stock Purchase Warrant issued to Crown Bridge Partners, LLC dated February 25, 2020

10.18 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and Auctus Fund, LLC dated February 24, 2020

10.19 (11)	Convertible Promissory Note issued to Auctus Fund, LLC dated February 24, 2020

10.20 (11)	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated February 24, 2020

10.21 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and EMA Financial, LLC dated February 24, 2020

10.22 (11)	Convertible Promissory Note issued to EMA Financial, LLC dated February 24, 2020

23.1*	Consent of Benjamin & Young, LLP for Use of Audit Report and Audited Financial Statements for the Year Ended December 31, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on June 27, 2019

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2019

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2016.

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 9, 2018.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 11, 2019.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 15, 2017

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 5, 2020

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: March 30, 2020		/s/ David Haridim
	By:	David Haridim
	Its:	President (Principal Executive Officer)

Dated: March 30, 2020		/s/ David Haridim
	By:	David Haridim
	Its:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2020		/s/ David Haridim
	By:	David Haridim, Director, President, and Secretary

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

July 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Of Blow & Drive Interlock Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blow & Drive Interlock Corporation (the “Company”) as of December 31, 2019 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Benjamin & Ko

We served as the Company’s Auditor since 2019

Santa Ana, California

March 30, 2020

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$91,314	$775
Accounts receivable, net of allowance for doubtful accounts of $0 and $0 at December 31, 2019 and 2018, respectively	20,848	5,355
Prepaid expenses	1,199	1,016
Total current assets	113,361	7,146

Deposits	6,481	6,481

Total assets	$119,842	$13,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$150	$-
Accrued expenses	35,571	60,058
Accrued royalty payable	71,465	26,885
Accrued interest	15,660	17,155
Accrued interest - related party	717,120	190,618
Income taxes payable	6,730	5,930
Deferred revenue	-	92,162
Derivative liability	29,907	22,517
Notes payable, net of debt discount of $0 and $7,549 at December 31, 2019 and December 31, 2018, respectively, current portion	67,159	117,776
Notes payable - related party, current portion	384,200	29,000
Convertible notes payable, current portion	7,500	2,376
Total current liabilities	1,335,462	564,477

Notes payable, net of debt discount of $0 and $6,925 at December 31, 2019 and December 31, 2018, respectively, net of current portion	-	18,069
Notes payable - related party, net of current portion	2,020,000	2,020,000
Convertible notes payable, net of debt discount of $8,965 and $0 at December 31, 2019 and December 31, 2018, respectively, net of current portion	11,035	13,597
Total non-current liabilities	2,031,035	2,051,666

Total liabilities	3,336,497	2,616,143

Stockholders’ Deficit
Preferred stock, par value $0.001, 20,00,000 shares authorized, 1,000,000 and 1,000,000 shares issued or issuable as of December 31, 2019 and December 31, 2018, respectively	102,000	1,000
Common stock, par value $0.0001, 10,000,000,000 shares authorized, 31,350,683 and 31,073,529 shares issued or issuable as of December 31, 2019 and December 31, 2018, respectively	3,135	3,107
Additional paid-in capital	3,514,171	3,489,699
Accumulated deficit	(6,865,961)	(6,096,322)
Total stockholders’ deficit	(3,246,655)	(2,602,516)

Total liabilities and stockholder’s deficit	$119,842	$13,627

The accompanying notes are an integral part of these financial statements

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2019	December 31, 2019

Monitoring revenues	$380,424	$862,330
Distributorship revenues	154,403	79,830
Total revenues	534,827	942,160

Monitoring cost of revenue	14,445	118,596
Distributorship cost of revenue	-	-
Total cost of revenue	14,445	118,596

Gross profit	520,382	823,564

Operating Expenses
Payroll	277,535	888,498
Professional fees	196,217	157,764
General and administrative	215,859	763,683
Total operating expenses	689,611	1,809,945

Loss from Operations	(169,229)	(986,381)

Other Income (Expense)
Interest expense, net	(646,184)	(494,321)
Change in fair value of derivative liability	(7,390)	5,155
Gain (loss) on extinguishment of debt	54,764	311,670
Loan default penalty	-	(635,000)
Total other income (expense)	(598,810)	(812,496)

Loss before provision for income taxes	(768,039)	(1,798,877)

Provision for income taxes	1,600	800

Net loss	$(769,639)	$(1,799,677)

Basic and Diluted Loss Per Common
Share	$(0.02)	$(0.06)

Basic and Diluted Weighted-Average
Common Shares Outstanding	31,350,683	31,073,529

The accompanying notes are an integral part of these financial statements

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2017	1,000,000	1,000.00	26,223,834.00	2,622.00	2,911,753.00	(4,296,645.00)	(1,381,270.00)
Shares issued for services	-	-	476,000.00	48.00	114,594.00	-	114,642.00
Shares issued for cash	-	-	4,340,883.00	434.00	458,271.00	-	458,705.00
Shares issued for conversion of debt	-	-	32,812.00	3.00	5,080.00	-	5,083.00
Net loss	-	-	-	-	-	(1,799,677.00)	(1,799,677.00)
Balance December 31, 2018	1,000,000	1,000.00	31,073,529.00	3,107.00	3,489,698.00	(6,096,322.00)	(2,602,517.00)
Shares issued for services	-	-	1,033,763.00	103.00	24,398.00	-	24,501.00
Shares returned related to anti-dilution	-	-	(756,609.00)	(75.00)	75.00	-	-
Shares issued in exchange for interest payable	10,000,000	101,000.00
Net loss	-	-	-	-	-	(769,639)	(769,639)
Balance December 31, 2019	11,000,000	102,000.00	31,350,683.00	3,135.00	3,514,171.00	(6,865,961)	(3,246,655)

The accompanying notes are an integral part of these financial statements

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	December 31, 2019	December 31, 2019

Cash flows from operating activities
Net loss	$(769,639)	$(1,799,677)
Adjustments to reconcile net loss to net cash used in operating activities
Stock/warrants issued for services	24,500	114,642
(Gain)/loss on extinguishment of debt	(54,765)	(311,670)
Change in fair value of derivative liability	7,390	(5,155)
Amortization of debt discount	17,035	30,872
Loan default penalty	-	635,000

Changes in operating assets and liabilities
Accounts receivable	(15,493)	23,561
Prepaid expenses	(182)	289
Accounts payable	150	(39,695)
Accrued expenses	(24,488)	44,456
Income taxes payable	800	-
Accrued royalties payable	44,580	101,922
Accrued interest	1,698	19,773
Accrued interest - related party	526,502	165,240
Deferred revenue	(92,162)	(92,216)
Net cash used in operating activities	(334,072)	(1,112,658)

Cash flows from financing activities
Proceeds from issuance of common stock	-	458,705
Proceeds from issuance of notes payable	-	154,400
Payments on notes payable	(31,589)	(74,623)
Proceeds from issuance of convertible notes payable	-	20,000
Proceeds from issuance of related party note payable	456,900	649,127
Payments on note payable related party	(101,700)	(126,050)
Payments on note payable interest related party	101,000	-
Net cash provided by financing activities	424,611	1,081,559

Net increase (decrease) in cash and cash equivalents	90,539	(31,099)

Cash - beginning of period	775	31,874

Cash - end of period	$91,314	$775

Additional cash flow information
Interest paid	$417	$291,135
Total additional cash flow information	417	291,135

Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	78	114,642
Preferred stock issued for debt reduction and services	-	-
Total supplemental disclosure of non-cash investing and financing activities	$78	$114,642

The accompanying notes are an integral part of these financial statements

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2019, the Company had an accumulated deficit of $6,827,974. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the prior sale of equity securities and issuance of notes payable, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital for the next 12 months. The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1.	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and

2.	Seek additional capital to continue its operations as it rolls out its current products. The Company is currently evaluating additional debt or equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable pricing.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $267 and $90,742 for the year ended December 31, 2019 and 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2019 and December 31, 2018 is adequate, but actual write-offs could exceed the recorded allowance.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Balance December 31, 2018	$-	$22,517	$-
Change in fair value of derivative liability	-	7,390	-
Balance December 31, 2019	$-	$29,907	$-

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

For the year ended December 31, 2019, one distributor, licensed in four states, makes up approximately 89% percent of all revenues from distributors at December 31, 2019. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated August 1, 2019, the Company and its largest distributor, BDI interlock collects the revenue directly from the clients and pays majority of the expenses and in return pays BDIC a leasing fee per on road unit on a monthly basis. This agreement is still in place for the future.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recently Issued Accounting Pronouncements

Note 3 – Segment Reporting

The Company has two reportable segments: (1) Monitoring and (2) Distributorships.

Monitoring fees on Company installed units

The Company rents units directly to customers and installs the units in the customer’s vehicles. The rental periods range from a few months to 2 years and include a combination of down payments made by the customer and monthly payments paid under the agreements with the Company. Revenue is recognized from these companies on the straight-line basis over the term of the agreement. Amounts collected in excess of those earned are classified as deferred revenue in the balance sheet, and amounts earned in excess of amounts collected are reflected in accounts receivable in the balance sheet at December 31, 2019 and December 31, 2018.

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

The following table summarizes net sales and identifiable operating income by segment:

	Years Ended December 31,
	2019	2018
Segment gross profit (a)
Monitoring	$380,424	$862,330
Distributorships	154,403	79,830
Gross profit	534,827	942,160

Identifiable segment operating expenses (b)
Monitoring	14,445	118,596
Distributorships	-	-
	14,445	118,596

Identifiable segment operating income (c)
Monitoring	365,979	743,734
Distributorships	154,403	79,830
	520,382	823,564

Reconciliation of identifiable segment income to corporate income (d)
Payroll	277,535	888,498
Professional fees	196,217	157,764
General and administrative expenses	215,859	763,683
Interest expense	(646,184)	(494,321)
Change in fair value of derivative liability	(7,390)	5,155
Gain on extinguishment of debt	54,764	311,670
Loan default penalty	-	(635,000)
Loss before provision for income taxes	(598,810)	(1,798,877)

Provision for income taxes	1,600	800
Net loss	(769,639)	(1,799,677)

Total net property, plant, and equipment assets
Monitoring	-	-
Distributorships	-	-
Corporate	-	-
	-	-

(a) Segment gross profit includes segment net sales less segment cost of sales

(b) Identifiable segment operating expenses consists of identifiable depreciation expense

(c) Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d) General corporate expense consists of all other non-identifiable expenses

Note 4 – Deposits

Deposits consist of the following:

	December 31, 2019	December 31, 2018
Lease Deposits	$6,481	$6,481

Note 5 – Accrued Expenses

Accrued Expenses consist of the following:

	December 31, 2019	December 31, 2018
Accrued payroll and payroll taxes	$0	$17,616
Deferred rent	-	5,317
Other accrued expenses	20,006	37,125
Total	$20,006	$60,058

Note 6 - Deferred Revenue

The Company classifies income as deferred until the terms of the contract or time frame have been met within the Company’s revenue recognition policy. As of December 31, 2019, and December 31, 2018, deferred revenue consists of the following:

	December 31, 2019	December 31, 2018
Monitoring deferred revenues	$-	$92,162
Distributorship deferred revenues	-	-
Total	$-	$92,162

The Company expected deferred revenue to decrease to zero in the fourth quarter of 2019 as the revenue has been recognized. The company requires a deposit for the equipment from the customer in order to install equipment. The installation is performed by the Company. Due to rising overhead cost, the company decided to change its distribution model and contracted an distributor to perform the installation of the machine. The remaining deferred revenue is recognized, and the company expects deferred revenue to be zero going forward.

Note 7 – Notes Payable

Notes payable consist of the following:

	As of December 3, 2019			As of December 31, 2018
Terms	Amount	Discount	Net Balance	Amount	Discount	Net Balance

December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	$-	$-	$-	$40,736	$(14,474)	$26,262
October 2018 ($60,000) - $561 daily principal and interest until paid in full	-	-	-	42,424	-	42,424
October 2018 ($72,800) - $11,527 monthly principal and interest for first six months, $9,975 monthly principal and interest last six months	67,159	-	67,159	67,159	-	67,159

Total notes payable	67,159	-	67,159	150,319	(14,474)	135,845

Less: non-current portion	-	-	-	(24,994)	6,925	(18,069)

Notes payable, current portion	$67,159	$-	$67,159	$125,325	$(7,549)	$117,776

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

Note 8 – Notes Payable – Related Parties

Notes payable to related parties consist of the following:

	As of December 31, 2019				As of December 31, 2018
	Amount	Discount	Replacement	Net Balance	Amount	Replacement	Net Balance

November 2017 ($900,000) - 60 months of payments of $25,000 per month with $15,000 in principal payment and $10,000 in interest payment, first payment due on December 1, 2017 and the final payment on November 1, 2022.	-	-	-	-	765,000	(765,000)	-
February 2018 ($100,000) – Fee payment of $2,500 per month, principal due February 1, 2019.	-	-	-	-	100,000	(100,000)	-
March 2018 ($500,000) – Fee payment of $12,500 per month first year, $12,000 per month second year, $11,500 per month third year, $11,000 per month fourth year, $105,00 per month fifth year, principal due March 1, 2020.	-	-	-	-	500,000	(500,000)	-
August 2018 ($1,365,000) – Replaced August 2018 note ($1,365,000) that replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Includes $635,000 penalty on default of August 2018 ($1,365,000) note and $20,000 for missed payment on August 2018 note. Interest only monthly payment of $50,500 for life of note. Entire principal due December 1, 2023.	2,020,000	-	-	2,020,000	655,000	1,365,000	2,020,000

December 2018 ($6,000) – Principal only due December 17, 2019. No interest	6,000	-	(6,000)	-	6,000	-	6,000
December 2018 ($23,000) – Principal only due December 31, 2019. No interest	23,000	-	(23,000)	-	23,000	-	23,000
January 3. 2019 ($32,700) - Principal only due January 3, 2020. No interest	32,700	-	(32,700)	-	-	-	-
January 11, 2019 ($40,000) - Principal only due January 11, 2020. No interest	40,000	-	(40,000)	-	-	-	-
January 15. 2019 ($14,500) - Principal only due January 15, 2020. No interest	14,500	-	-	14,500	-	-	-
February 1, 2019 ($15,000) - Principal only due February 1, 2020. No interest	15,000	-	-	15,000	-	-	-
February 19. 2019 ($5,000) - Principal only due February 19, 2020. No interest	5,000	-	-	5,000	-	-	-
March 4, 2019 ($10,000) - Principal only due March 4, 2020. No interest	10,000	-	-	10,000	-	-	-
May 1, 2019 ($20,000) - Principal only due May 1, 2020. No interest	20,000	-	-	20,000	-	-	-
June 3, 2019 ($89,000) - Principal only due June 3, 2020. No interest	89,000	-	-	89,000	-	-	-
July 10, 2019 ($13,000) - Principal only due July 10, 2020. No interest	13,000	-	-	13,000	-	-	-
July 18, 2019 ($8,000) - Principal only due July 18, 2020. No interest	8,000	-	-	8,000	-	-	-
July 25, 2019 ($25,000) - Principal only due July 25, 2020. No interest	25,000	-	-	25,000	-	-	-
September 27, 2019 ($101,700) - Principal only due September 27, 2020. No interest	101,700	-	-	101,700	-	-	-
December 31, 2019 ($83,000) - Principal only due December 31, 2020. No interest	83,000		-	83,000	-	-	-
Total related party notes payable	2,505,900	-	(101,700)	2,404,200	2,049,000	-	2,049,000

Less: non-current portion	(2,020,000)	-	-	(2,020,000)	(2,020,000)	-	(2,020,000)

Related party notes payable, current portion	$485,900	$-	-	$384,200	$29,000	$-	$29,000

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

January 2019 - $50,000

On January 30, 2019, the Company reached a release of all claims with note holder Lucky Draw, LLC. The Company owed Lucky Draw a promissory note payable of $50,000 and accrued interest.

February 2019 - $15,000

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

July 2019 - $13,000

On July 10, 2019, the Company entered into a loan agreement with The Doheny Group for $13,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $13,000 on July 10, 2020.

July 2019 - $8,000

On July 18, 2019, the Company entered into a loan agreement with The Doheny Group for $8,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $8,000 on July 18, 2020.

July 2019 - $25,000

On July 25, 2019, the Company entered into a loan agreement with The Doheny Group for $25,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $25,000 on July 25, 2020.

September 2019 - $101,700

On September 27, 2019, the Company entered into a loan agreement with The Doheny Group for $101,700,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $101,700 on September 27, 2020.

December 2019 - $83,000

On December 31, 2019, the Company entered into a loan agreement with The Doheny Group for $83,000. The loan has no interest (0%), no monthly payments, and a balloon payment of $83,000 on December 31, 2020.

Note 9 – Convertible Notes Payable

Convertible notes payable consists of the following:

	As of December 31, 2019			As of December 31, 2018
	Amount	Discount	Net Balance	Amount	Discount	Net Balance

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$-	$7,500	$7,500	$-	$7,500

March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	(8,965)	11,035	20,000	(11,527)	8,473

Total convertible notes payable	27,500	(8,965)	18,535	27,200	(11,527)	15,973

Less: non-current portion	(20,000)	8,965	(11,035)	(20,000)	6,403	(13,597)

Convertible notes payable, current portion	$7,500	$-	$7,500	$7,500	$(5,124)	$2,376

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

Total interest expense was $1,626 and $0 for the years months ended December 31, 2018 and 2017, respectively.

Note 10 – Derivative Liabilities

Derivative liabilities consisted of the following:

	December 31, 2019	December 31, 2018

August 2015 - $15,000 convertible debt	$6,358	$6,523
March 2018 - $20,000 convertible debt	23,549	15,994

Total derivative liabilities	$29,907	$22,517

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

March 2018 Convertible Debt - $20,000

In March 2018, the Company entered into a $20,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $20,000 convertible note with expected term of 1.19 years, expected dividend rate of 0%, volatility of 493% and risk free interest rate 1.92%.

The Company revalues these derivatives each quarter using the Black-Scholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the derivative liability as of December 31, 2018 and December 31, 2019.

	Balance			Balance
	at 12/31/18	Additions	Changes	at 12/31/19

August 2015 - $15,000 convertible debt	$6,523	$-	$(165)	$6,358
March 2018 - $20,000 convertible debt	15,994	-	7,555	23,549

Total	$22,517	$-	$7,390	$29,907

Note 11 – Accrued Royalties Payable

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	August 2018 Royalty Agreement – the Company entered into a royalty agreement with a related party on August 1, 2018 in relation to a note payable of $1,365,000. This note replaced the November 2017 Royalty Agreement as well as other, non-royalty notes payable. Under the royalty agreement, the Company is required to pay $1.50 and accrue an additional $3.50 for every ignition interlock devise for the first nine months of the note payable. After the first nine months, the Company is required to pay $1.50 per devise and the amount accrued during the first nine months will be paid monthly through the next twelve months. After the note payable is paid in full, the Company is required to pay $3.00 per devise in perpetuity.

●	December 2018 royalty Agreement – the Company entered into a royalty agreement with a related party on December 1, 2018 in relation to a note payable of $2,020,000. This note replaced the August 2018 Royalty Agreement. Under the royalty agreement, the Company is required to pay a royalty fee of $5.00 per month for every ignition interlock device that the Company has on the road in customers’ vehicles.

Based on the royalty agreement, the Company had the following royalty accruals:

	December 31, 2019	December 31, 2018
November 2017 royalty agreement	3,326	3,326
August 2018 royalty agreement	18,058	18,058
December 2018 royalty agreement	50,081	5,500

Total accrued royalties	$71,465	$26,884

Royalty expense was $44,581 and $150,206 for the years ended December 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of December 31, 2019, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the year ended December 31, 2019, the Company issued 1,033,763 shares of its common stock for services valued at $103. The total number of shares issued or issuable as of December 31, 2019 was 31,350,683.

Note 13 – Warrants

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2017	4,857,176	$0.51	3.19	412,864
Granted	930,410	1.35	4.00	208,633
Exercised	-	-	-	-
Forfeited, cancelled, expired	(110,000)	0.72	-	-
Outstanding as of December 31, 2018	5,677,586	$0.60	2.40	621,497
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2019	5,677,586	$0.60	1.40	621,497

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2019	2018
Preferred shares	-	-
Convertible notes	636,364	632,101
Warrants	5,677,586	5,677,586
Options	-	-
Total anti-dilutive weighted average shares	6,313,950	6,309,687

If all dilutive securities had been exercised at December 31, 2018, the total number of common shares outstanding would be as follows:

Common Shares	31,350,683
Preferred Shares	-
Convertible notes	636,364
Warrants	5,677,586
Options	-
Total potential shares	37,664,633

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

Note 16 – Related Party Transactions

The Company had the following related party transactions:

●	Notes payable of $2,404,200 to the Doheny Group at December 31, 2019 (refer to notes payable related party section)

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

Note 18 – Income Taxes

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
Statutory federal rate	21.00%	21.00%
Change in valuation allowance	-21.00%	-21.00%
Effective income tax rate	0.00%	0.00%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$-	$27,635
Net operating loss carryforwards	1,572,997	1,387,104
Total deferred tax assets	1,572,997	1,414,739
Valuation allowance	(1,572,997)	(1,414,739)
Net deferred tax assets	$-	$-

At December 31, 2019, the Company had available net operating loss carryovers of approximately $5.2 million that may be applied against future taxable income and expires at various dates between 2026 and 2038, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The net change in the valuation allowance is primarily due to the net loss in 2019, which increased net operating loss carryforward in 2019 compared to 2018.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2015 and later and by California authorities for tax years ended 2013 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

Note 19 – Subsequent Events

In late February 2020, the Company borrowed $203,250 from three non-affiliated lenders and in turn issued them convertible promissory notes totaling approximately $237,750 and accompanying warrants to acquire, which are convertible and exercisable, respectively, into shares of the Company’s common stock. The warrants are exercisable into 2,294,166 shares of the Company’s common stock at exercise prices between $0.05 and $0.12 per share. The convertible notes are convertible into shares of the Company’s common stock at discounts to the Company’s closing stock price of between 40% and 50%. Under the terms of each agreement, the number of shares of common stock issuable upon the conversion of any portion of the notes cannot exceed an amount that would cause the beneficial ownership of each debt holder and its affiliates to own more than 4.99% of the Company’s outstanding shares of common stock.

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

