Form 10-Q
period 2020-03-31
Blow & Drive Interlock Corp
filed 2020-05-20
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes[X] No [  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2020, there were 31,350,683 shares of common stock, $0.0001 par value, issued and outstanding.

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

2

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of March 31, 2020 (unaudited) and December 31, 2019, the consolidated statements of operations for the three months ended March 31, 2020 and 2019, the consolidated statement of stockholders equity (deficit) for the three months ended March 31, 2020, and the consolidated statements of cash flows for the three months ending March 31, 2020 and 2019, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

PART I – FINANCIAL INFORMATION

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2020	December 31, 2019
	(Unaudited)

ASSETS

Current Assets:
Cash	$162,884	$91,314
Accounts receivables	13,956	20,848
Prepaid expenses	-	1,199
Total current assets	176,840	113,361
Deposits	6,481	6,481

Total assets	$183,321	$119,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$426	$150
Accrued expenses	10,210	35,571
Accrued royalty payable - related party	-	71,465
Accrued interest	48,583	15,660
Accrued interest - related party	847,118	717,120
Income taxes payable	-	6,730
Notes payable	67,159	67,159
Notes payable - related party, current portion	298,700	384,200
Convertible notes payable, net of debt disocunt of $222,715 and $8,965, respectively	42,035	7,500
Derivative liability	488,889	29,907
Total current liabilities	1,803,120	1,335,462
Notes payable - related party, net of current portion	2,020,000	2,020,000
Convertible notes payable, net of debt discount, net of current portion	-	11,035
Total liabilities	3,823,120	3,366,497

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued or issuable and outstanding	102,000	102,000
Common stock, par value $0.0001, 100,000,000 shares authorized, 31,350,683 and 31,350,683 shares issued or issuable and outstanding	3,135	3,135
Additional paid-in-capital	3,585,636	3,514,171
Accumulated deficit	(7,330,570)	(6,865,961)
Total shareholders’ deficit	(3,639,799)	(3,246,655)

Total liabilities and shareholders’ deficit	$183,321	$119,842

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31,
	2020	2019

Revenues:
Monitoring revenues	$-	$213,687
Distributorship revenues	38,985	17,691
Total revenues	38,985	231,378

Cost of revenues:
Monitoring cost of revenue	-	21,635
Distribution cost of revenue	-	-
Total cost of revenues	-	21,635

Gross profit	38,985	209,743

Operating expenses:
Payroll	9,099	98,040
Professional fees	22,030	41,546
General and administrative	30,312	60,074
Total operating expenses	61,441	199,660

Loss from operations	(22,456)	10,083

Other Income (expense):
Interest expense, net	(162,921)	(176,824)
Interet expense - amortization of debt discount	(23,750)	-
Derivative expense	(255,482)	-
Change in fair value of derivative liability	-	(1,832)
Gain (loss) on extinguishment of debt	-	54,764
Total other income (expense)	(442,153)	(123,892)

Loss before income taxes	(464,609)	(113,809)

Income taxes	-	1,600

Net profit (loss)	$(464,609)	$(115,409)

Earnings (loss) per share:
Basic and Diluted	$(0.01)	$(0.00)

Weighted-average shares of common stock outstanding:
Basic and Diluted	31,350,683	30,447,549

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2018	1,000,000	$1,000	31,073,529	$3,107	$3,489,698	$(6,096,322)	$(2,602,517)

Shares issued for services	-	-	1,033,763	103	24,398	-	24,501
Shares returned related to anti-dilution	-	-	(756,609)	(75)	75	-	-
Shares issued in eschange for interest payable	10,000,000	101,000	-	-	-	-	101,000
Net loss	-	-	-	-	-	(769,639)	(769,639)

Balance December 31, 2019	11,000,000	$102,000	31,350,683	$3,135	$3,514,171	$(6,865,961)	$(3,246,655)

Write off royalty payables					71,465		71,465
Net loss	-	-	-	-	-	(464,609)	(464,609)

Balance March 31, 2020	11,000,000	$102,000	31,350,683	$3,135	$3,585,636	$(7,330,570)	$(3,639,799)

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(464,609)	$(115,409)
Adjustments to reconcile net loss to net cash used in operating activities
Stock or warrants issued for services	-	24,500
Amortization of debt discount	23,750	15,754
Derivative expense	255,482	-
Change in fair value of derivative liability	-	1,832
(Gain)/loss on extinguishment of debt	-	(54,764)
Changes in operating assets and liabilities
Accounts receivable	6,892	(6,475)
Prepaid expenses	1,199	(1,523)
Accounts payable	276	-
Accrued expenses	(25,361)	(30,440)
Accrued royalties payable	-	15,300
Accrued interest	26,193	9,621
Accrued interest related party	129,998	151,500
Deferred revenue	-	(71,717)
Net cash used in operating activities	(46,180)	(61,821)

Cash flows from financing activities:
Principal payments on notes payable	(85,500)	(31,589)
Proceeds from issuance of notes payable related party	-	117,200
Proceeds from issuance of convertible notes payable	203,250	-
Net cash provided by financing activities	117,750	85,611

Net increase in cash	71,570	23,790

Cash at beginning of period	91,314	775

Cash at end of period	$162,884	$24,565

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$800	$800

Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	$-	$24,500
Write-off of royalties payable from related party to additional paid in capital	$71,465	$-

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly-owned subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2020, the Company had an accumulated deficit of $7,330,570 and net loss of $464,609 for the three months ended March 31, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $25,000 and $0 for the three months ended March 31, 2020 and 2019, respectively

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 is adequate, but actual write-offs could exceed the recorded allowance.

Royalty Accrual

The Company entered into royalty agreement to be paid out in perpetuity based on number of units sold for specified product model in years 2019, 2018, 2017 and 2016 in connection with notes payable as discussed in Note 8. These estimates were performed at the inception for the notes to reflect the associated debt discount. The Company accrued royalties and was reduced by payments until December 31, 2019. The Company wrote off $71,465 in accrued royalties to additional paid in capital on January 1, 2020 due to The Doheny Group waived all unpaid royalties as of January 1, 2020.

Derivative Liability

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price, may not be exempt from derivative accounting treatment. As a result, embedded conversion options (whose exercise price is not fixed and determinable) in convertible debt (which is not conventionally convertible due to the exercise price not being fixed and determinable) are initially recorded as a liability and are revalued at fair value at each reporting date using the Monte-Carlo method. The Company revalues these derivatives each quarter using the Monte-Carlo method. The change in valuation is accounted for as a gain or loss in derivative liability.

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

The Company calculates the fair value of warrants issued with the convertible instruments using the Monte-Carlo method, using the same assumptions used for valuing employee options for purposes of ASC 718, Compensation – Stock Compensation, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Derivative liability – December 31, 2019	$-	$-	$29,907
Derivative liability – March 31, 2020	-	-	488,889

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

All of the Company’s ignition interlock devices are purchased from one supplier in China. The loss of this supplier could have a material impact on the Company’s ability to timely obtain additional units.

For the three months ended March 31, 2020, one distributor, licensed in four states, makes up approximately 100% percent of all revenues from distributors at March 31, 2020. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated August 1, 2019, the Company and its largest distributor, BDI interlock collects the revenue directly from the clients and pays majority of the expenses and in return pays BDIC a leasing fee per on road unit on a monthly basis. This agreement is still in place for the future.

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

The Company also follows ASC 740-10-25, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with ASC Topic 740, “Accounting for Income Taxes” . ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SEGMENT REPORTING

The Company has one reportable segment: Distributorships.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – SEGMENT REPORTING (continued)

The following table summarizes net sales and identifiable operating income by segment:

	Three months Ended March 31,
	2020	2019

Segment gross profit (a):
Monitoring	$-	$192,052
Distirutorships	38,985	17,691
Gross profit	38,985	209,743

Identifiable segment operating expenses (b):
Monitoring	-	-
Distributorships	-	-
	-	-

Identifiable segment operating income (c ):
Monitoring	-	192,052
Distirutorships	38,985	17,691
	38,985	209,743

Reconciliation of identifiable segment income to corporate income (d):
Payroll	9,099	98,040
Professional fees	22,030	41,546
General and administrative expenses	30,312	60,074
Interest expense	162,921	176,824
Interest expense - amortization of debt discount	23,750	-
Derivative expense	255,482	-
Change in fair value of derivative liability	-	1,832
Gain (loss) on extinguishment of debt	-	(54,764)
	503,594	323,552

Loss before income taxes	(464,609)	(113,809)

Income taxes	-	1,600

Net profit (loss)	$(464,609)	$(115,409)

Total net property, plant, and equipment assets
Monitoring	$-	$-
Distributorships	-	-
Corporate	-	-
	$-	$-

(a) Segment gross profit includes segment net sales less segment cost of sales

(b) Identifiable segment operating expenses consists of identifiable depreciation expense

(c) Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d) General corporate expense consists of all other non-identifiable expenses

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	As of	As of
	March 31, 2020	December 31, 2019

December 2017 ($50,000) - 15% interest due in December 2020 including issuance of 100,000 shares of common stock with exercise price at $0.25 per share.	$-	$-
October 2018 ($60,000) - $561 daily principal and interest until paid in full.	-	-
October 2018 ($72,800) - $11,527 monthly principal and interest for first six months, $9,975 monthly principal and interest last six months	67,159	67,159

Total notes payable	67,159	67,159

Less: debt discount	-	-

Total notes payable, net of debt discount	67,159	67,159

Less: non-current portion	-	-

Notes payable, current portion, net of debt discount	$67,159	$67,159

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

Total interest expense was $0 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

Total interest expense was $0 and $339 for the three months ended March 31, 2020 and 2019, respectively.

October 2018 - $72,800

On October 4, 2018, the Company provided an agreement to a third party to obtain a $72,800 promissory note in exchange for $72,800 in cash. The promissory note had a maturity date of October 4, 2019 and bears interest at 51% per annum. The note required total payments of $11,526.67 per month for the first six months and $6,794.67 per month for the last six months.

Total interest expense was $8,563 and $8,563 for the three months ended March 31, 2020 and 2019, respectively.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

	As of	As of
	March 31, 2020	December 31, 2019

August 2018 ($1,365,000) – Replaced August 2018 note ($1,365,000) that replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Includes $635,000 penalty on default of August 2018 ($1,365,000) note and $20,000 for missed payment on August 2018 note. Interest only monthly payment of $50,500 for life of note. Entire principal due December 1, 2023.	$2,020,000	$2,020,000
December 2018 ($6,000) – No interest with principal due on December 17, 2019.	-	-
December 2018 ($23,000) – No interest with principal due on December 13, 2019.	-	-
January 2019 ($32,700) – No interest with principal due on January 3, 2020.	-	-
January 2019 ($40,000) – No interest with principal due on January 11, 2020.	-	-
January 2019 ($14,500) – No interest with principal due on January 15, 2020.	-	14,500
February 2019 ($15,000) – No interest with principal due on February 1, 2020.	-	15,000
February 2019 ($5,000) – No interest with principal due on February 19, 2020.	-	5,000
March 2019 ($10,000) – No interest with principal due on March 4, 2020.	-	10,000
May 1, 2019 ($20,000) - Principal only due May 1, 2020. No interest	-	20,000
June 3, 2019 ($89,000) - Principal only due June 3, 2020. No interest	89,000	89,000
July 10, 2019 ($13,000) - Principal only due July 10, 2020. No interest	-	13,000
July 18, 2019 ($8,000) - Principal only due July 18, 2020. No interest		8,000
July 25, 2019 ($25,000) - Principal only due July 25, 2020. No interest	25,000	25,000
September 27, 2019 ($101,700) - Principal only due September 27, 2020. No interest	101,700	101,700
December 31, 2019 ($83,000) - Principal only due December 31, 2020. No interest	83,000	83,000

Total notes payable to related parties	2,318,700	2,404,200

Less: non-current portion	(2,020,000)	(2,020,000)

Notes payable to related parties, current portion	$298,700	$384,200

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES (continued)

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

Total interest expense was $151,500 and $151,500 for the three months ended March 31, 2020 and 2019, respectively.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES (continued)

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

July 2019 - $13,000

On July 10, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $13,000 loan. The note bears no interest and is due in full on July 10, 2020.

July 2019 - $8,000

On July 18, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $8,000 loan. The note bears no interest and is due in full on July 18, 2020.

July 2019 - $25,000

On July 25, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $25,000 loan. The note bears no interest and is due in full on July 25, 2020.

September 2019 - $101,700

On September 27, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $101,700 loan. The note bears no interest and is due in full on September 27, 2020.

December 2019 - $83,000

On December 31, 2019, the Company entered into an agreement with a related party, Doheny Group, to obtain a $83,000 loan. The note bears no interest and is due in full on December 31, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	As of	As of
	March 31, 2020	December 31, 2019

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$7,500
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	20,000
February 2020 ($112,750) - 12% interest bearing convertible debenture due on December 24, 2020 with interest only payments and due upon maturity.	112,750	-
February 2020 ($75,000) - 10% interest bearing convertible debenture due on November 24, 2020 with interest only payments and due upon maturity.	75,000	-
February 2020 ($50,000) - 10% interest bearing convertible debenture due on February 24, 2021 with interest only payments and due upon maturity.	50,000	-

Total convertible notes payable	265,250	27,500

Less: debt discount	(223,215)	(8,965)

Total notes payable, net of debt discount	42,035	18,535

Less: non-current portion	-	(11,035)

Convertible notes payable, current portion, net of debt discount	$42,035	$7,500

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

Total interest expense was $141 and $141 for the three months ended March 31, 2020 and 2019, respectively.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

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

Total interest expense was $500 and $500 for the three months ended March 31, 2020 and 2019, respectively.

February 2020 - $112,750

On February 24, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 12% interest bearing convertible debenture for $112,750 due on December 24, 2020. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) the lowest trading price during the previous twenty-five trading day periods ending on the latest complete trading day prior to the date of this note, and (ii) the variable conversion price. The “Variable Conversion Price” shall mean 50% multiplied by the market price. In connection with this Convertible Note Payable, the Company recorded a $12,750 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of March 31, 2020, this note has not been converted.

Total interest expense was $1,200 for the three months ended March 31, 2020.

February 2020 - $75,000

On February 24, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $75,000 due on November 24, 2020. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) the lowest trading price during the previous twenty-five trading day periods ending on the latest complete trading day prior to the date of this note, (ii) 50% of the lowest traded price for the common stock on the principal market during the twenty-five consecutive trading days on which at least 100 shares of common stock were traded including and immediately preceding the conversion date. In connection with this Convertible Note Payable, the Company recorded a $15,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of March 31, 2020, this note has not been converted.

Total interest expense was $600 for the three months ended March 31, 2020.

February 2020 - $50,000

On February 25, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $50,000 due on February 24, 2021. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading prior to the date of this note or (ii) the variable conversion price. The “Variable Conversion Price” shall mean 55% multiplied by the market price. In connection with this Convertible Note Payable, the Company recorded a $6,750 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of March 31, 2020, this note has not been converted.

Total interest expense was $418 for the three months ended March 31, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – DERIVATIVE LIABILITIES

Derivative liabilities consisted of the following:

	As of	As of
	March 31, 2020	December 31, 2019

August 2015 - $15,000 convertible debt	$6,358	$6,358
March 2018 - $20,000 convertible debt	23,549	23,549
February 2020 – $112,750 convertible debt	205,021	-
February 2020 – $75,000 convertible debt	106,248	-
February 2020 – $50,000 convertible debt	147,713	-

Total derivative liabilities	$488,889	$29,907

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price, may not be exempt from derivative accounting treatment. As a result, embedded conversion options (whose exercise price is not fixed and determinable) in convertible debt (which is not conventionally convertible due to the exercise price not being fixed and determinable) are initially recorded as a liability and are revalued at fair value at each reporting date using the Monte-Carlo method.

On February 24, 2020, BDIC issued a convertible promissory note for $112,750 to Auctus Fund (“Auctus”) (the “Auctus Note”), due December 24, 2020 (the “Maturity Date”). The Auctus Note incurred a onetime interest charge of 12%, which was recorded at issuance, and was due upon payback of the Auctus Note. The Auctus Note included an original issue discount of $12,750, netting the balance received by BDIC from Auctus at $100,000. The Auctus transaction included commitment fees, which took the form of an obligation by BDIC a ten-month warrant to purchase 1,127,500 shares (the “Commitment Shares”) which are only provided in the event of default. Upon the occurrence of an event of default, as defined in the Auctus Note, the conversion price shall become equal to a 50% of the lowest traded price for the Company’s common stock in the 25 consecutive trading days preceding the notice of conversion and the balance due shall be multiplied by 50% (the “Default Provision”).

On February 24, 2020, BDIC issued a convertible promissory note for $75,000 to EMA Financial (“EMA”) (the “EMA Note”), due November 24, 2020 (the “Maturity Date”). The EMA Note incurred a onetime interest charge of 10%, which was recorded at issuance, and was due upon payback of the EMA Note. The EMA Note included an original issue discount of $15,000, netting the balance received by BDIC from EMA at $60,000. Upon the occurrence of an event of default, as defined in the EMA Note, the conversion price shall become equal to a 50% of the lowest traded price for the Company’s common stock in the 25 consecutive trading days preceding the notice of conversion and the balance due shall be multiplied by 50% (the “Default Provision”).

On February 25, 2020, BDIC issued a convertible promissory note for $50,000 to Crown Bridge Partners (“Crown”) (the “Crown Note”), due February 24, 2021 (the “Maturity Date”). The Crown Note incurred a onetime interest charge of 10%, which was recorded at issuance, and was due upon payback of the Crown Note. The Crown Note included an original issue discount of $6,750, netting the balance received by BDIC from Crown at $43,250. The Crown transaction included commitment fees, which took the form of an obligation by a nine-month warrant to purchase 416,666 shares (the “Commitment Shares”) which are only provided in the event of default. Upon the occurrence of an event of default, as defined in the Crown Note, the conversion price shall become equal to a 55% of the lowest traded price for the Company’s common stock in the 25 consecutive trading days preceding the notice of conversion and the balance due shall be multiplied by 55% (the “Default Provision”).

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – DERIVATIVE LIABILITIES (continued)

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and valued the derivative using the Monte-Carlo method. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

The Company performs valuation of derivative instruments at the end of each reporting period. The fair value of derivative instruments is recorded and shown separately under current liabilities as these instruments can be converted anytime. Changes in fair value are recorded in the consolidated statement of income under other income (expenses).

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

February 2020 - $112,750

In February 2020, the Company entered into a $112,750 convertible note with variable conversion pricing. The following inputs were used within the Monte-Carlo method to determine the initial related fair values of the $112,750 convertible note with expected term of 0.83 years, expected dividend rate of 0%, volatility of 325% and risk-free interest rate 2%.

February 2020 - $75,000

In February 2020, the Company entered into a $75,000 convertible note with variable conversion pricing. The following inputs were used within the Monte-Carlo method to determine the initial related fair values of the $75,000 convertible note with expected term of 1 years, expected dividend rate of 0%, volatility of 325% and risk-free interest rate 2%.

February 2020 - $50,000

In February 2020, the Company entered into a $50,000 convertible note with variable conversion pricing. The following inputs were used within the Monte-Carlo method to determine the initial related fair values of the $50,000 convertible note with expected term of 0.75 years, expected dividend rate of 0%, volatility of 325% and risk-free interest rate 2%

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – DERIVATIVE LIABILITIES (continued)

The Company revalues these derivatives each quarter using the Monte-Carlo method. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the derivative liability as of December 31, 2019 and March 31, 2020.

	As of			As of
	December 31, 2019	Additions	Changes	March 31, 2020

August 2015 - $15,000 convertible debt	$6,358	$-	$-	$6,358
March 2018 - $20,000 convertible debt	23,549	-	-	23,549
February 2020 – $112,750 convertible debt	-	112,750	92,271	205,021
February 2020 – $75,000 convertible debt	-	75,000	31,248	106,248
February 2020 – $50,000 convertible debt	-	50,000	97,713	147,713

Total derivative liabilities	$29,907	$237,750	$221,232	$488,889

NOTE 8 – ACCRUED ROYALTY PAYABLE

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	August 2018 Royalty Agreement – the Company entered into a royalty agreement with a related party on August 1, 2018 in relation to a note payable of $1,365,000. This note replaced the November 2017 Royalty Agreement as well as other, non-royalty notes payable. Under the royalty agreement, the Company is required to pay $1.50 and accrue an additional $3.50 for every ignition interlock devise for the first nine months of the note payable. After the first nine months, the Company is required to pay $1.50 per devise and the amount accrued during the first nine months will be paid monthly through the next twelve months. After the note payable is paid in full, the Company is required to pay $3.00 per devise in perpetuity.

●	December 2018 royalty Agreement – the Company entered into a royalty agreement with a related party on December 1, 2018 in relation to a note payable of $2,020,000. This note replaced the August 2018 Royalty Agreement. Under the royalty agreement, the Company is required to pay a royalty fee of $5.00 per month for every ignition interlock device that the Company has on the road in customers’ vehicles.

●

January 2020 addendum Agreement – the Company entered into an addendum to loan security agreement with a related party on January 1, 2020 in relation to all past, present and future monies owed for royalties. Under the addendum, The Doheny Group waives the royalties effective January 1, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – ACCRUED ROYALTY PAYABLE (continued)

Based on the royalty agreement, the Company had the following royalty accruals:

	As of	As of
	March 31, 2020	December 31, 2019

November 2017 royalty agreement	$-	$3,326
August 2018 royalty agreement	-	18,058
December 2018 royalty agreement	-	50,081

Total accrued royalties	$-	$71,465

Royalty expense was $0 and $15,300 for the three months ended March 31, 2020 and 2019, respectively.

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

During the three months ended March 31, 2017, the Company entered into a material definitive agreement to issue 1,000,000 shares of series A preferred stock to an officer and director of the Company with a preliminary estimated value of $350,000. As of March 31, 2020, the total number of preferred shares issued or issuable was 1,000,000.

Common Stock

The Company has authorized 100,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the three months ended March 31, 2020, the Company issued 0 additional shares of its common stock. The total number of shares issued or issuable as of March 31, 2020 was 31,350,683.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – STOCK WARRANTS

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding as of December 31, 2018	5,677,586	$0.60	2.40	$621,497
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2019	5,677,586	0.60	2.40	621,497
Granted	1,544,166	0.07	0.80	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of March 31, 2020	7,221,752	$0.49	2.06	$621,497

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Preferred shares	-	-
Convertible notes	-	408,375
Warrants	7,221,752	6,537,586
Options	-	-
Total anti-dilutive weighted average shares	7,221,752	6,945,961

If all dilutive securities had been exercised at March 31, 2020, the total number of common shares outstanding would be as follows:

Common Shares	31,350,683
Preferred Shares	-
Convertible notes	-
Warrants	7,221,752
Options	-

Total potential shares	38,572,435

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company currently does not have any facility lease commitments or lease obligations.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Refer to related party notes payable.

NOTE 14 – SUBSEQUENT EVENTS

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2019, we generated total revenues of $534,827, compared to $942,160 in the year ending December 31, 2018. For the three months ended March 31, 2020 and 2019, we had total revenues of $38,985 and $231,378, respectively, and a net loss of $464,609 and $115,409, respectively.

We market distributorships to lease our breath alcohol ignition interlock device called the BDI-747/1, which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales, to distributors who, in turn, lease them to end users. The device provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

At July 27, 2015 we began production of our patent pending BDI Model #1 power line filter to attach to our BDI-747 Breath Alcohol Ignition Interlock Device which together were certified by NHSTA on June 17, 2015 to work to together to meet or exceed 2013 NHSTA guidelines.

As of December 31, 2017, the BDI-747/1 was approved for use in five states, namely Oregon, Texas, Arizona, Kentucky, and Tennessee. As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of March 31, 2020, the BDI-747/1 device was only approved in Arizona and Texas. The states where our BDI-747/1 device is approved has decreased primarily as a result of new state certification rules that require increased capital investment that we are not able to afford.

As of December 31, 2019, we had approximately 513 units on the road, with all devices leased through our distributors, compared to December 31, 2018, when we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 device was approved in fewer states in 2019 compared to 2018. As of March 31, 2020, we had approximately 396 units on the road, with all the units leased through our distributors.

On August 1, 2019, we shifted our business model such that we will only be responsible for manufacturing new units and leasing our new and existing units to distributors. The distributors will be responsible for leasing the units to end users, as well as marketing, installing and servicing the units at the distributors’ cost. The distributors are currently paying us between $25 and $35 per unit per month for all units the distributor has on the road with an end user. As a result of this shift, in future periods we anticipate all of our units being classified as leased through a distributor and all of our revenue, cost of sales and expenses will be related to distributorship operations and not related to direct monitoring revenue. This shift is the reason all units as of March 31, 2020 are classified as leased through a distributor with no units leased directly from us.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

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

Our website is www.blowanddrive.com.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

	Three months Ended March 31,
	2020		2019		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues:
Monitoring revenues	$-	0.0%	$213,687	92.4%	$(213,687)	n/a
Distributorship revenues	38,985	100.0%	17,691	7.6%	21,294	120.4%
Total revenues	38,985	100.0%	231,378	100.0%	(192,393)	-83.2%

Cost of revenues:
Monitoring cost of revenue	-	0.0%	21,635	9.4%	(21,635)	-100.0%
Distribution cost of revenue	-	0.0%	-	0.0%	-	0.0%
Total cost of revenues	-	0.0%	21,635	9.4%	(21,635)	-100.0%

Gross profit	38,985	100.0%	209,743	90.6%	(170,758)	-81.4%

Operating expenses:
Payroll	9,099	23.3%	98,040	42.4%	(88,941)	-90.7%
Professional fees	22,030	56.5%	41,546	18.0%	(19,516)	-47.0%
General and administrative	30,312	77.8%	60,074	26.0%	(29,762)	-49.5%
Total operating expenses	61,441	157.6%	199,660	86.3%	(138,219)	-69.2%

Gain (loss) from operations	(22,456)	-57.6%	10,083	4.4%	(32,539)	-322.7%

Other Income (expense):
Interest expense, net	(162,921)	-417.9%	(176,824)	-76.4%	13,903	-7.9%
Interest expense - amortization of debt discount	(23,750)	-60.9%	-	0.0%	(23,750)	n/a
Derivative expense	(255,482)	-655.3%	-	0.0%	(255,482)	n/a
Change in fair value of derivative liability	-	0.0%	(1,832)	-0.8%	1,832	-100.0%
Gain (loss) on extinguishment of debt	-	0.0%	54,764	23.7%	(54,764)	-100.0%
Total other income (expense)	(442,153)	-1134.2%	(123,892)	-53.5%	(318,261)	256.9%

Loss before income taxes	(464,609)	-1191.8%	(113,809)	-49.2%	(350,800)	308.2%

Income taxes	-	0.0%	1,600	0.7%	(1,600)	-100.0%

Net profit (loss)	$(464,609)	-1191.8%	$(115,409)	-49.9%	$(349,200)	302.6%

Operating Loss; Net Loss

Our net loss increased by $349,200, from ($115,409) for the three months ended March 31, 2019 to ($464,609) for the three months ended March 31, 2020. Our operating gain (loss) decreased by $32,539, from $10,083 to ($22,456) for the same periods. The decrease in our net loss for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is primarily the result of lower revenue, a large derivative liability expense and higher interest expense. These changes are detailed below.

Revenue

Monitoring Revenues. Monitoring revenues decreased by $213,687, or 100.0%, to $0 in the first quarter of fiscal year 2020 from $213,687 in the first quarter last year. The decrease is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

Distributorship Revenues. Distributorship revenues increased by $21,294, or 120.4%, to $38,985 in the first quarter of fiscal year 2020 from $17,691 in the first quarter last year. The increase is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2020 was $0, compared to $21,635 for the three months ended March 31, 2019. Our cost of revenue for the three months ended March 31, 2020 and March 31, 2019, was completely related to our monthly monitoring services we provided directly to our end-user customers. The decrease in our cost of revenue was due to the fact we ordered more parts and supplies from our supplier in the period in 2019 compared to the period in 2020.

Payroll

Payroll expense decreased by $88,941, or -90.7%, to $9,099 in the first quarter of fiscal year 2020 from $98,040 in the first quarter last year. The decrease in payroll is due to decreasing personnel in the first quarter of fiscal year 2020 compared to first quarter of last year. Our decrease in personnel is related to the shift in our business model, where our distributors now lease the devices to end-users and handle the maintenance, monitoring, etc. for the devices.

Professional Fees

Professional fees decreased by $19,516, or 47.0%, to $22,030 in the first quarter of fiscal year 2020 from $41,546 in the first quarter last year. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to grow if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $29,762, or -49.5%, to $30,312 in the first quarter of fiscal year 2020 from $60,074 in the first quarter last year. The decrease is due to the following:

●	Decrease of approximately $15,000 in royalty expense in the first quarter of fiscal year 2020 compared to first quarter last year.
●	Decrease of approximately $9,000 in special part and gases expense as we did not have any special part/gases purchase in the first quarter of fiscal year 2020 compared to first quarter of last year.

Interest Expense

Interest expense decreased by $13,903, or 7.9%, to $162,921 in the first quarter of fiscal year 2020 from $176,824 in the first quarter last year. Our interest expense is related to the interest we own on short term note payables. The decrease is due to decrease in loans from short term note payable

Interest Expense – related party

Interest expense increased by $23,750, to $23,750 in the first quarter of fiscal year 2020 from $0 in the first quarter last year. The increase is due to increase in loans from convertible note payable.

Derivative Expense

During the three months ended March 31, 2020, we had a derivative expense of $255,482, compared to $0 for the three months ended March 31, 2019. The derivative expense in the three months ended March 31, 2020, was related to conversion feature on certain convertible promissory notes we entered into during the period, which are described herein.

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2020, we had a change in fair value of derivative liability of $0 compared to ($1,832) for the three months ended March 31, 2019. Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gain on Extinguishment of Debt

Our gain on extinguishment of debt decreased by $54,764, or -100.0%, to $0 in the first quarter of fiscal year 2020 from $54,764 in the first quarter last year. The decrease is due to forgiveness and settlement of debt in the first quarter of fiscal 2020.

Liquidity and Capital Resources for the Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Introduction

Our cash on hand as of March 31, 2020 was $162,884, compared to $91,314 at December 31, 2019. During the three months ended March 31, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2020 and as of December 31, 2019, respectively, are as follows:

	March 31, 2020	December 31, 2019	Changes

Cash	$162,884	$91,314	$71,570
Total current assets	$176,840	$113,361	$63,479
Total assets	$183,321	$119,842	$63,479
Total current liabilities	$1,803,120	$1,335,462	$467,658
Total liabilities	$3,823,120	$3,366,497	$456,623

Our current assets increased as of March 31, 2020 as compared to December 31, 2019, primarily due to us having more cash on hand at March 31, 2020. The increase in our total assets between the two periods was also primarily related to us having more cash on hand and at March 31, 2020.

Our current liabilities increased as of March 31, 2020 as compared to December 31, 2019. This increase was primarily due to increases in accrued interest, accrued interest-related party, and derivative liability, partially offset by decreases in accrued expenses, income taxes payable, and notes payable, related party.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities are summarized as follows:

	Three Months Ended March 31,
	2020	2019	Changes

Net cash provided by (used in):
Operating activities	$(46,180)	$(61,821)	$15,641
Financing activities	117,750	85,611	32,139
Net increase in cash	$71,570	$23,790	$47,780

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operations

We had net cash used in operating activities of $46,180 for the three months ended March 31, 2020, as compared to $61,821 for the three months ended March 31, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net income (loss) of ($464,609), adjusted primarily by derivative expense of $255,482, and amortization of debt discount of $23,750, as well as changes in, accrued expenses of ($25,361), accounts receivable $6,892, prepaid expenses of $1,199, accrued interest-related party of $129,998, and accrued interest of $26,193. For the period in 2019, the net cash used in operating activities consisted primarily of our net income (loss) of ($115,409), adjusted primarily by stock or warrants issued for services of $24,500, amortization of debt discount of $15,754, gain on extinguishment of debt of ($54,764), as well as changes in, accrued expenses of ($30,440), accounts receivable of ($6,475), prepaid expenses of ($1,523), deferred revenue of ($71,717), accrued royalties payable of $15,300, accrued interest- related party of $151,500, and accrued interest of $9,621.

Investments

We did not have any cash provided by/used in investing activities in the three months ended March 31, 2020 or March 31, 2019.

Financing

We had net cash provided by (used in) financing activities for the three months ended March 31, 2020 of $117,750, compared to $85,611 for the three months ended March 31, 2019. For the three months ended March 31, 2020, our net cash from financing activities consisted of proceeds from issuance of convertible notes payable of $203,250, partially offset by repayments of notes payable of $85,500. For the three months ended March 31, 2019, our net cash from financing activities consisted of proceeds from related party notes payable of $117,200, partially offset by repayments of notes payable of $31,589.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2019, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2020.

Our adoption of ASC 606, Revenue Recognition, did not change the way the Company recognized revenue for the first quarter 2020 compared to same quarter of last year.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements , of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of March 31, 2020, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of March 31, 2020 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of March 31, 2020, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of March 31, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we issued the following unregistered securities:

As detailed in Item 5, below, on March 2, 2020, we held an initial closing under the Crown SPA, and issued the Crown Note and the warrant to Crown. Based on the representations of Crown in the Crown SPA, the issuance of the Crown Note and the warrant issued to Crown were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

As detailed in Item 5, below, on February 26, 2020, we closed the Auctus SPA, and issued the Auctus Note and the warrant to Auctus. Based on the representations of Auctus in the Auctus SPA, the issuance of the Auctus Note and the warrant issued to Auctus were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

As detailed in Item 5, below, on February 26, 2020, we closed the EMA SPA and issued the EMA Note. Based on the representations of EMA in the EMA SPA, the issuance of the EMA Note was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was accredited and sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Crown Bridge Partners

On March 2, 2020, we held an initial closing under a Securities Purchase Agreement (the “Crown SPA”) and corresponding Convertible Promissory Note (the “Crown Note”) with Crown Bridge Partners, LLC (“Crown”), dated February 25, 2020. Under the Crown SPA and the Crown Note, we agreed to issue Crown the Crown Note in the principal amount of Fifty Thousand Dollars ($50,000) in exchange for Forty Three Thousand Two Hundred Fifty Dollars ($43,250), with the remaining going to an original issuance discount of $5,000 and $1,750 for Crown’s legal counsel for drafting the loan documents. The Crown Note bears interest at Ten Percent (10%) per annum and matures twelve (12) months from the date of the funding, or March 2, 2021. Under the terms of the Crown Note, Crown has the right, at any time to convert all or part of the amounts due to it under the Crown Note into shares of our common stock. The conversion price is 55% of the lesser of (a) the lowest traded price in the preceding 25 trading days, or (b) the lowest closing bid price, of our common stock on the twenty-five trading days prior to the conversion date. However, Crown may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock. In the event we default under the terms of the Crown Note, we owe 175% of the principal amount then due under the Note, plus any unpaid interest, immediately. We may prepay the amounts loaned to us under the Crown Note as follows: (i) during the initial 90-day period after each tranche, at 135% multiplied by the amount we are prepaying, and (ii) during the 91st through 180 days after each tranche, at 155% multiplied by the amount we are prepaying. Any prepayments are subject to Crown’s written acceptance of such prepayment. After 180 days we cannot prepay the amounts due under the Crown Note. The Crown Note also contains various penalty provisions for failure to comply with certain terms of the note, including, but not limited to, the timely delivery of stock certificates upon conversion, any of which, if violated by us, could cause the principal amount due under the Crown Note to increase.

The conversion of the amounts due under the Crown Note into shares of our common stock could cause us to issue numerous shares of our common stock, causing substantial dilution to our existing shareholders. As an example, the current $50,000 principal due under the Crown Note would convert into approximately 2,313,209 shares of our common stock calculated at a 45% discount to our closing stock price on March 2, 2020 of $0.0393 per share. The number of shares of our common stock we may have to issue under the Crown Note depends on a variety of factors, including, but not limited to, our stock price, any penalty principal added to the Crown Note, and the interest we owe on the outstanding principal. If our stock price decreases, we would have to issue additional shares of our stock to cover any conversions. The lower our stock price the more shares we would have to issue. However, due to the limiter contained in the Crown Note, Crown cannot convert into more than 4.99% of our then-outstanding common stock.

In addition to issuing the Crown Note, we agreed to issue Crown a warrant to purchase 416,666 shares of our common stock at an exercise price of $0.12 per share. The warrant contains a cashless exercise provision. Each warrant expires five years after the date of issuance.

The description of the Crown SPA, the Crown Note, and warrant issued to Crown set forth in this report is qualified in its entirety by reference to the full text of those documents, which are attached hereto as Exhibit 10.15, 10.16 and 10.17.

Auctus Fund

On February 26, 2020, we closed a Securities Purchase Agreement (the “Auctus SPA”) and corresponding Convertible Promissory Note (the “Auctus Note”) with Auctus Fund, LLC (“Auctus”), dated February 24, 2020. Under the Auctus SPA and the Auctus Note, we agreed to issue Auctus the Auctus Note in the principal amount of One Hundred Twelve Thousand Seven Hundred Fifty Dollars ($112,750) in exchange for One Hundred Thousand Dollars ($100,000), with the remaining going to an original issuance discount of $10,000 and $2,750 for Auctus’ legal counsel for drafting the loan documents. The Auctus Note bears interest at Twelve Percent (12%) per annum and matures on December 24, 2020. Under the terms of the Auctus Note, Auctus has the right, at any time to convert all or part of the amounts due to it under the Auctus Note into shares of our common stock. The conversion price is the lesser of (i) the lowest trading price of our common stock during the preceding twenty-five trading days prior to conversion, or (ii) 50% multiplied by the lowest Trading Price during the twenty-five trading days prior to the conversion date. However, Auctus may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock. In the event we default under the terms of the Auctus Note, we owe 150% of the principal amount then due under the Note, plus any unpaid interest, immediately. We may prepay the amounts loaned to us under the Auctus Note as follows: (i) during the initial 90-day period after the issue date, at 135% multiplied by the amount we are prepaying, and (ii) from the 91st through the 180th day after the issue date, at 150% multiplied by the amount we are prepaying. Any prepayments are subject to Auctus’ written acceptance of such prepayment. After 180 days from the issue date we cannot prepay the Auctus Note. The Auctus Note also contains various penalty provisions for failure to comply with certain terms of the note, including, but not limited to, the timely delivery of stock certificates upon conversion, any of which, if violated by us, could cause the principal amount due under the Auctus Note to increase.

The conversion of the amounts due under the Auctus Note into shares of our common stock could cause us to issue numerous shares of our common stock, causing substantial dilution to our existing shareholders. As an example, with Auctus’ note amount of One Hundred Twelve Thousand Seven Hundred Fifty Dollars ($112,750), the principal due under the Auctus Note would convert into 5,737,914 shares of our common stock calculated at a 50% discount to our closing stock price on March 2, 2020 of $0.0393 per share. The number of shares of our common stock we may have to issue under the Auctus Note depends on a variety of factors, including, but not limited to, our stock price, any penalty principal added to the Auctus Note, and the interest we owe on the outstanding principal. If our stock price decreases, we would have to issue additional shares of our stock to cover any conversions. The lower our stock price the more shares we would have to issue. However, due to the limiter contained in the Auctus Note, Auctus cannot convert into more than 4.99% of our then-outstanding common stock.

In addition to issuing the Auctus Note, we agreed to issue Auctus a warrant to acquire 1,127,500 shares of our common stock at an exercise price of $0.05 per share. The warrant contains a cashless exercise provision and expires on the fifth anniversary of the warrant.

The description of the Auctus SPA, the Auctus Note, and warrant issued to Auctus set forth in this report is qualified in its entirety by reference to the full text of those documents, which are attached hereto as Exhibit 10.18, 10.19 and 10.20.

EMA Financial

On February 26, 2020, we closed a Securities Purchase Agreement (the “EMA SPA”) and corresponding Convertible Promissory Note (the “EMA Note”) with EMA Financial, LLC (“EMA”), dated February 24, 2018. Under the EMA SPA and the EMA Note, we agreed to issue EMA the EMA Note in the principal amount of Seventy Five Thousand Dollars ($75,000) in exchange for Sixty Thousand Dollars ($60,000), with the remaining going to an original issuance discount of $11,250, $1,000 to EMA for due diligence, and $2,750 for EMA’s legal counsel for drafting the loan documents. The EMA Note bears interest at Ten Percent (10%) per annum and matures on November 24, 2020. Under the terms of the EMA Note, EMA has the right, at any time to convert all or part of the amounts due to it under the EMA Note into shares of our common stock. The conversion price is the lesser of (i) the lowest closing price of our common stock during the preceding twenty-five trading days prior to conversion (on which at least 100 shares of common stock were traded), or (ii) 50% multiplied by the lowest Trading Price during the twenty-five trading days (on which at least 100 shares of common stock were traded) prior to the conversion date. However, EMA may not convert the amounts due under the Note into shares of our common stock if such conversion would cause it to own more than 4.99% of our then-outstanding common stock, which limitation may be waived by EMA upon 61 days-notice. In the event we default under the terms of the EMA Note, we owe 200% of the principal amount then due under the Note, plus any unpaid interest, immediately. We may prepay the amounts loaned to us under the EMA Note as follows: (i) during the initial 90-day period after the issue date, at 125% multiplied by the amount we are prepaying, and (ii) from the 91st through the 180th day after the issue date, at 135% multiplied by the amount we are prepaying. Any prepayments are subject to EMA’s written acceptance of such prepayment. After 180 days from the issue date we cannot prepay the EMA Note. The EMA Note also contains various penalty provisions for failure to comply with certain terms of the note, including, but not limited to, the timely delivery of stock certificates upon conversion, any of which, if violated by us, could cause the principal amount due under the EMA Note to increase.

The conversion of the amounts due under the EMA Note into shares of our common stock could cause us to issue numerous shares of our common stock, causing substantial dilution to our existing shareholders. As an example, with EMA’s note amount of Seventy Five Thousand Dollars ($75,000), the principal due under the EMA Note would convert into 3,816,794 shares of our common stock calculated at a 50% discount to our closing stock price on March 2, 2020 of $0.0393 per share. The number of shares of our common stock we may have to issue under the EMA Note depends on a variety of factors, including, but not limited to, our stock price, any penalty principal added to the EMA Note, and the interest we owe on the outstanding principal. If our stock price decreases, we would have to issue additional shares of our stock to cover any conversions. The lower our stock price the more shares we would have to issue. However, due to the limiter contained in the EMA Note, EMA cannot convert into more than 4.99% of our then-outstanding common stock, unless EMA waived such provision with at least 61 days-notice.

The description of the EMA SPA and the EMA Note set forth in this report is qualified in its entirety by reference to the full text of those documents, which are attached hereto as Exhibit 10.21 and 10.22.

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

*Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Blow & Drive Interlock Corporation

Dated: May 20, 2020		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

