Form 10-Q
period 2020-06-30
Blow & Drive Interlock Corp
filed 2020-08-14
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2020, there were 131,350,683 shares of common stock, $0.0001 par value, issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “Form 10-Q”), other than statements or characterizations of historical fact, are “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Examples of forward-looking statements include, but are not limited to, statements concerning projected sales, costs, expenses and gross margins; our accounting estimates, assumptions and judgments; the prospective demand for our products; the projected growth in our industry; the competitive nature of and anticipated growth in our industry; and our prospective needs for, and the availability of, additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020, and this Report, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

2

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of June 30, 2020 (unaudited) and December 31, 2019, the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, the consolidated statement of stockholders equity (deficit) for the three and six months ended June 30, 2020, and the consolidated statements of cash flows for the six months ending June 30, 2020 and 2019, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	As of	As of
	June 30, 2020	December 31, 2019

ASSETS

Current Assets:
Cash	$1,593	$91,314
Accounts receivable, net of allowance for doubtful accounts $0	37,030	20,848
Prepaid expenses	-	1,199
Total current assets	38,623	113,361
Deposits	6,481	6,481

Total assets	$45,104	$119,842

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$256	$150
Accrued expenses	10,146	35,571
Accrued royalty payable - related party	-	71,465
Accured interest	56,155	15,660
Accrued interest - related party	998,618	717,120
Income taxes payable	-	6,730
Notes payable	67,159	67,159
Notes payable - related party, current portion	246,800	384,200
Convertible notes payable, net of debt discount of $8,965 and $6,403, respectively	20,846	7,500
Derivative liability	29,907	29,907
Total current liabilities	1,429,887	1,335,462

Non-current Liabilities:
Notes payable - net of current portion	150,000	-
Notes payable - related party, net of current portion	2,020,000	2,020,000
Convertible notes payable, net of debt discount, net of current portion	-	11,035
Total non-current liabilities	2,170,000	2,031,035

Total liabilities	3,599,887	3,366,497

Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorizard, 1,000,000 and 1,000,000 shares issued or issuable and outstanding	1,000	102,000
Common stock, par value $0.0001, 10,000,000,000 shares authorized, 131,350,683 and 131,350,683 shares issued or issuable and outstanding	13,135	3,135
Additional paid-in-capital	3,676,636	3,514,171
Accumulated deficit	(7,245,554)	(6,865,961)
Total shareholders’ deficit	(3,554,783)	(3,246,655)

Total liabilities and shareholders’ deficit	$45,104	$119,842

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Monitoring revenues	$-	$363,243	$-	$149,556
Distributorship revenues	76,015	36,681	37,030	18,990
Total revnues	76,015	399,924	37,030	168,546

Cost of revenues:
Monitoring cost of revenue	-	25,233	-	3,598
Distribution cost of revenue	-	-	-	-
Total cost of revenues	-	25,233	-	3,598

Gross profit	76,015	374,691	37,030	164,948

Operating expenses:
Payroll	17,505	210,718	8,406	112,678
Professional fees	43,300	147,297	21,270	105,751
General and administrative	32,999	131,492	2,687	71,418
Total operating expenses	93,804	489,507	32,363	289,847

Income (loss) from operations	(17,789)	(114,816)	4,667	(124,899)

Other income (expense):
Interest expense, net	(351,053)	(338,808)	(188,132)	(161,984)
Interest expense - amortization of debt discount	(40,465)	-	(16,715)	-
Derivative expense	(255,482)	-	-	-
Change in fair value of derivative liability	-	(7,390)	-	(5,558)
Gain (loss) on extinguishment of debt	283,196	54,764	283,196	-
Other income	2,000	-	2,000	-
Total other income (expense)	(361,804)	(291,434)	80,349	(167,542)

Income (loss) before income taxes	(379,593)	(406,250)	85,016	(292,441)

Income tax	-	1,600	-	-

Net income (loss)	$(379,593)	$(407,850)	$85,016	$(292,441)

Earnings (loss) per share:
Basic and Diluted	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding:
Basic and Diluted	85,871,231	30,447,549	85,871,231	30,447,549

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance April 1, 2020	1,000,000	$1,000	10,000,000	$101,000	31,350,683	$3,135	$3,585,636	$(7,330,570)	$(3,639,799)

Conversion of preferred stock to Common Stock	-	-	(10,000,000)	(101,000)	100,000,000	10,000	91,000	-	-
Net income	-	-	-	-	-	-	-	85,016	85,016

Balance June 30, 2020	1,000,000	$1,000	-	$-	131,350,683	$13,135	$3,676,636	$(7,245,554)	$(3,554,783)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance April 1, 2019	1,000,000	$1,000	30,566,920	$3,057	$3,514,249	$(6,211,731)	$(2,693,425)

Net loss	-	-	-	-	-	(292,441)	(292,441)

Balance June 30, 2019	1,000,000	$1,000	30,566,920	$3,057	$3,514,249	$(6,504,172)	$(2,985,866)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2020	1,000,000	$1,000	10,000,000	$101,000	31,350,683	$3,135	$3,514,171	$(6,865,961)	$(3,246,655)

Write off royalty payables	-	-	-	-	-	-	71,465	-	71,465
Conversion of preferred stock to Common Stock	-	-	(10,000,000)	(101,000)	100,000,000	10,000	91,000	-	-
Net loss	-	-	-	-	-	-	-	(379,593)	(379,593)

Balance June 30, 2020	1,000,000	$1,000	-	$-	131,350,683	$13,135	$3,676,636	$(7,245,554)	$(3,554,783)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2019	1,000,000	$1,000	31,073,529	$3,107	$3,489,698	$(6,096,322)	$(2,602,516)

Shares issued for services	-	-	250,000	25	24,475	-	24,500
Shares returned related to anti-dilution	-	-	(756,609)	(75)	75	-	-
Net loss	-	-	-	-	-	(407,850)	(407,850)

Balance June 30, 2019	1,000,000	$1,000	30,566,920	$3,057	$3,514,248	$(6,504,172)	$(2,985,866)

The accompanying notes are an integral part of these financial statements

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(379,593)	$(407,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock or warrants issued for services	-	24,500
Amortization of debt discount	2,311	17,035
Changes in fair value of derivative liability	-	7,390
Gain (loss) on extinguishment of debt	238,060	(54,764)
Changes in operating assets and liabilities
Accounts receivable	(16,182)	(6,430)
Prepaid expenses	1,199	(182)
Accounts payable	106	-
Accrued expenses	(25,425)	(39,254)
Accrued royalties payable	-	29,750
Accrued interest	40,185	170,325
Accrued interest related party	281,498	151,500
Deferred revenue	-	(74,980)
Income tax payable	(6,730)	-
Net cash provided by (used in) operating activities	135,429	(182,960)

Cash flows from financing activities:
Borrowings of long-term debt	150,000	-
Principal payments on notes payable	(137,400)	(31,589)
Principal payments on convertible notes payable	(237,750)	-
Proceeds from issuance of notes payable related party	-	226,200
Net cash provided by (used in) financing activities	(225,150)	194,611

Net increase (decrease) in cash	(89,721)	11,651

Cash at beginning of period	91,314	775

Cash at end of period	$1,593	$12,426

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$6,046	$-
Income taxes paid	$800	$800

Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	$-	$24,500

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2020, the Company had an accumulated deficit of $7,245,554 and net loss of $379,593 for the six months ended June 30, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $0 and $267 for the three months ended June 30, 2020 and 2019, respectively, and $25,000 and $267 for the six months ended June 30, 2020 and 2019, respectively.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 is adequate, but actual write-offs could exceed the recorded allowance.

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

The Company calculates the fair value of warrants issued with the convertible instruments using the Monte-Carlo valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718, Compensation – Stock Compensation, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Derivative liability – December 31, 2019	$-	$-	$29,907
Derivative liability – June 30, 2020	-	-	29,907

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

For the six months ended June 30, 2020, one distributor, licensed in four states, makes up approximately 100% percent of all revenues from distributors at June 30, 2020. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated August 1, 2019, the Company and its largest distributor, BDI interlock collects the revenue directly from the clients and pays majority of the expenses and in return pays BDIC a leasing fee per on road unit on a monthly basis. This agreement is still in place for the future.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – SEGMENT REPORTING (continued)

The following table summarizes net sales and identifiable operating income by segment:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Segment gross profit (a):
Monitoring	$-	$338,010	$-	$145,958
Distributorships	76,015	36,681	37,030	18,990
Gross profit	76,015	374,691	37,030	164,948

Identifiable segment operating expenses (b):
Monitoring	-	-	-	-
Distributorships	-	-	-	-
Total operating expenses	-	-	-	-

Identifiable segment operating income (c):
Monitoring	-	338,010	-	145,958
Distributorships	76,015	36,681	37,030	18,990
	76,015	374,691	37,030	164,948

Reconciliation of identifiable segment income to corporate income (d):
Payroll	17,505	210,718	8,406	112,678
Professional fees	43,300	147,297	21,270	105,751
General and administrative	32,999	131,492	2,687	71,418
Interest expense, net	351,053	338,808	188,132	161,984
Interest expense - amortization of debt discount	40,465	-	16,715	-
Derivative expense	255,482	-	-	-
Change in fair value of derivative liability	-	7,390	-	5,558
Gain on extinguishment of debt	(283,196)	(54,764)	(283,196)	-
Other income	(2,000)	-	(2,000)	-
	455,608	780,941	(47,986)	457,389

Income (loss) before provision for income taxes	(379,593)	(406,250)	85,016	(292,441)

Provision for income taxes	-	1,600	-	-

Net income (loss)	$(379,593)	$(407,850)	$85,016	$(292,441)

Total net property, plant, and equipment assets
Monitoring	$-	$-	$-	$-
Distributorships	-	-	-	-
Corporate	-	-	-	-
	$-	$-	$-	$-

(a) Segment gross profit includes segment net sales less segment cost of sales

(b) Identifiable segment operating expenses consists of identifiable depreciation expense

(c) Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d) General corporate expense consists of all other non-identifiable expenses

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	As of	As of
	June 30, 2020	December 31, 2019

October 2018 ($72,800) - $11,527 monthly principal and interest for first six months, $9,975 monthly principal and interest last six months	$67,159	$67,159
May 2020 ($150,000) - $731 monthly principal and interest until paid in full.	150,000	-

Total notes payable	217,159	67,159

Less: current portion	(67,159)	(67,159)

Notes payable, non-current portion, net of debt discount	$150,000	$-

October 2018 - $72,800

On October 4, 2018, the Company provided an agreement to a third party to obtain a $72,800 promissory note in exchange for $72,800 in cash. The promissory note had a maturity date of October 4, 2019 and bears interest at 51% per annum. The note required total payments of $11,526.67 per month for the first six months and $6,794.67 per month for the last six months.

Total interest expense was $8,563 and $8,563 for the three months ended June 30, 2020 and 2019, respectively, and $17,126 and $17,126 for the six months ended June 30, 2020 and 2019, respectively.

May 2020 - $150,000

On May 22, 2020, the Company provided an agreement to a third party to obtain a $150,000 promissory note in exchange for $152,000 in cash ($2,000 was for a grant and will be not repaid, and $100 in administrative fee was deducted from cash). The promissory note had a maturity date of May 21, 2050 and bears interest at 3.75% per annum. The note required total payments of $731.00 per month until paid in full.

Total interest expense was $586 for the six months ended June 30, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

	As of	As of
	June 30, 2020	December 31, 2019

August 2018 ($1,365,000) – Replaced August 2018 note ($1,365,000) that replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Includes $635,000 penalty on default of August 2018 ($1,365,000) note and $20,000 for missed payment on August 2018 note. Interest only monthly payment of $50,500 for life of note. Entire principal due December 1, 2023.	$2,020,000	$2,020,000
January 2019 ($14,500) – No interest with principal due on January 15, 2020.	-	14,500
February 2019 ($15,000) – No interest with principal due on February 1, 2020.	-	15,000
February 2019 ($5,000) – No interest with principal due on February 19, 2020.	-	5,000
March 2019 ($10,000) – No interest with principal due on March 4, 2020.	-	10,000
May 1, 2019 ($20,000) - Principal only due May 1, 2020. No interest	-	20,000
June 3, 2019 ($89,000) - Principal only due June 3, 2020. No interest	-	89,000
July 10, 2019 ($13,000) - Principal only due July 10, 2020. No interest	-	13,000
July 18, 2019 ($8,000) - Principal only due July 18, 2020. No interest	-	8,000
July 25, 2019 ($25,000) - Principal only due July 25, 2020. No interest	-	25,000
September 27, 2019 ($101,700) - Principal only due September 27, 2020. No interest	63,800	101,700
December 31, 2019 ($83,000) - Principal only due December 31, 2020. No interest	83,000	83,000
May 19, 2020 ($100,000) - Principal only due May 19, 2021. No interest	100,000	-

Total notes payable to related parties	2,266,800	2,404,200

Less: current portion	(246,800)	(384,200)

Notes payable to related parties, non-current portion	$2,020,000	$2,020,000

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

Total interest expense was $151,500 and $151,500 for the three months ended June 30, 2020 and 2019, respectively, and $303,000 and $303,000 for the six months ended June 30, 2020 and 2019, respectively.

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

May 2020 - $100,000

On May 19, 2020, the Company entered into an agreement with a related party, Doheny Group, to obtain a $100,000 loan. The note bears no interest and is due in full on May 19, 2021.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	As of	As of
	June 30, 2020	December 31, 2019

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$7,500	$7,500
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	20,000	20,000

Total convertible notes payable	27,500	27,500

Less: debt discount	(6,403)	(8,965)

Total notes payable, net of debt discount	21,097	18,535

Less: current portion	(21,097)	(7,500)

Convertible notes payable, non-current portion, net of debt discount	$-	$11,035

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

Total interest expense was $141 and $141 for the three months ended June 30, 2020 and 2019, respectively, and $282 and $282 for the six months ended June 30, 2020 and 2019, respectively.

March 2018 - $20,000

On March 9, 2018, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $20,000 due on March 9, 2021. Payments of interest is in cash for the first six months, thereafter, interest may be paid either in cash or common stock of the Company. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $20,000 discount on debt (the total discount was $47,768, of which $27,768 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of June 30, 2020, this note has not been converted.

Total interest expense was $500 and $500 for the three months ended June 30, 2020 and 2019, respectively, and $1,000 and $1,000 for the six months ended June 30, 2020 and 2019, respectively.

February 2020 - $112,750

On February 24, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 12% interest bearing convertible debenture for $112,750 due on December 24, 2020. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) the lowest trading price during the previous twenty-five trading day periods ending on the latest complete trading day prior to the date of this note, and (ii) the variable conversion price. The “Variable Conversion Price” shall mean 50% multiplied by the market price. In connection with this Convertible Note Payable, the Company recorded a $12,750 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of June 30, 2020, this note has been paid in full.

Total interest expense was $1,816 for the three months ended June 30, 2020, and $3,169 for the six months ended June 30, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

February 2020 - $75,000

On February 24, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $75,000 due on November 24, 2020. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) the lowest trading price during the previous twenty-five trading day periods ending on the latest complete trading day prior to the date of this note, (ii) 50% of the lowest traded price for the common stock on the principal market during the twenty-five consecutive trading days on which at least 100 shares of common stock were traded including and immediately preceding the conversion date. In connection with this Convertible Note Payable, the Company recorded a $15,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of June 30, 2020, this note has been paid in full.

Total interest expense was $986 for the three months ended June 30, 2020, and $1,736 for the six months ended June 30, 2020.

February 2020 - $50,000

On February 25, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $50,000 due on February 24, 2021. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading prior to the date of this note or (ii) the variable conversion price. The “Variable Conversion Price” shall mean 55% multiplied by the market price. In connection with this Convertible Note Payable, the Company recorded a $6,750 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of June 30, 2020, this note has been paid in full.

Total interest expense was $658 for the three months ended June 30, 2020, and $1,141 for the six months ended June 30, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – DERIVATIVE LIABILITIES

Derivative liabilities consisted of the following:

	As of	As of
	June 30, 2020	December 31, 2019

August 2015 - $15,000 convertible debt	$6,358	$6,358
March 2018 - $20,000 convertible debt	23,549	23,549
February 2020 – $112,750 convertible debt	-	-
February 2020 – $75,000 convertible debt	-	-
February 2020 – $50,000 convertible debt	-	-

Total derivative liabilities	$29,907	$29,907

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

BDIC paid off in full of convertible promissory note to Auctus Fund on May 19, 2020, and to EMA Financial and Crown Bridge Partners on May 18, 2020.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – DERIVATIVE LIABILITIES (continued)

February 2020 - $50,000

In February 2020, the Company entered into a $50,000 convertible note with variable conversion pricing. The following inputs were used within the Monte-Carlo method to determine the initial related fair values of the $50,000 convertible note with expected term of 0.75 years, expected dividend rate of 0%, volatility of 325% and risk-free interest rate 2%

The Company revalues these derivatives each quarter using the Monte-Carlo method. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the derivative liability as of December 31, 2019 and June 30, 2020.

	As of			Debt	As of
	December 31, 2019	Additions	Changes	Extinguishment	June 30, 2020

August 2015 - $15,000 convertible debt	$6,358	$-	$-	$-	$6,358
March 2018 - $20,000 convertible debt	23,549	-	-	-	23,549
February 2020 – $112,750 convertible debt	-	112,750	92,271	(205,021)	-
February 2020 – $75,000 convertible debt	-	75,000	31,248	(106,248)	-
February 2020 – $50,000 convertible debt	-	50,000	97,713	(147,713)	-

Total derivative liabilities	$29,907	$237,750	$221,232	$(458,982)	$29,907

NOTE 8 – ACCRUED ROYALTY PAYABLE

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	August 2018 Royalty Agreement – the Company entered into a royalty agreement with a related party on August 1, 2018 in relation to a note payable of $1,365,000. This note replaced the November 2017 Royalty Agreement as well as other, non-royalty notes payable. Under the royalty agreement, the Company is required to pay $1.50 and accrue an additional $3.50 for every ignition interlock devise for the first nine months of the note payable. After the first nine months, the Company is required to pay $1.50 per devise and the amount accrued during the first nine months will be paid monthly through the next twelve months. After the note payable is paid in full, the Company is required to pay $3.00 per devise in perpetuity.

●	December 2018 royalty Agreement – the Company entered into a royalty agreement with a related party on December 1, 2018 in relation to a note payable of $2,020,000. This note replaced the August 2018 Royalty Agreement. Under the royalty agreement, the Company is required to pay a royalty fee of $5.00 per month for every ignition interlock device that the Company has on the road in customers’ vehicles.

●

January 2020 addendum Agreement – the Company entered into an addendum to loan security agreement with a related party on January 1, 2020 in relation to all past, present and future monies owed for royalties. Under the addendum, The Doheny Group waives the royalties effective January 1, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – ACCRUED ROYALTY PAYABLE (continued)

Based on the royalty agreement, the Company had the following royalty accruals:

	As of	As of
	June 30, 2020	December 31, 2019

November 2017 royalty agreement	$-	$3,326
August 2018 royalty agreement	-	18,058
December 2018 royalty agreement	-	50,081

Total accrued royalties	$-	$71,465

Royalty expense were $0 and $14,450 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $29,750 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 20,000,000 preferred shares of $0.001 par value. As of June 30, 2020, the total number of preferred shares issued or issuable was 1,000,000.

Series A Preferred Stock

As of December 31, 2019, there were 11,000,000 shares of our preferred stock outstanding, with 1,000,000 shares being Series A Preferred Stock to an officer and director of the Company with a preliminary estimated value of $350,000. Our Series A Preferred has One Million (1,000,000) shares authorized and the following rights: no dividend rights; no liquidation preference over our common stock; no conversion rights; no redemption rights; no call rights; each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. As of June 30, 2020, all 1,000,000 shares of Series A Preferred Stock were held by The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director.

Series B Preferred Stock

The other shares of our preferred stock outstanding were Series B Convertible Preferred Stock. Our Series B Preferred has Ten Million (10,000,000) shares authorized and the following rights: (i) dividend rights in pari passu with our common stock on an “as converted” basis; (ii) liquidation preference over our common stock; (iii) conversion rights of ten (10) shares of common stock for each share of Series B Convertible Preferred Stock converted; (iv) no redemption rights; (v) no call rights; (vi) each share of Series B Convertible Preferred stock will have one thousand (1,000) votes on all matters validly brought to our common stockholders. As of June 30, 2020, all 10,000,000 shares of Series B Convertible Preferred Stock held by The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director, were converted into 100,000,000 shares BDIC of common stocks.

Common Stock

The Company has authorized 10,000,000,000 shares of $.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the six months ended June 30, 2020, the Company issued 100,000,000 additional shares of its common stock. The total number of shares issued or issuable as of June 30, 2020 was 131,350,683.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – STOCK WARRANTS

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted Average	Remaining	Aggregate
	Common Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding as of December 31, 2018	5,677,586	$0.60	2.40	$621,497
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2019	5,677,586	0.60	2.40	621,497
Granted	1,544,166	0.07	0.80	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	(1,544,166)	(0.07)	(0.08)	-
Outstanding as of June 30, 2020	5,677,586	$0.60	2.06	$621,497

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Preferred shares	-	-
Convertible notes	-	408,375
Warrants	5,677,586	6,537,586
Options	-	-
Total anti-dilutive weighted average shares	5,677,586	6,945,961

If all dilutive securities had been exercised at June 30, 2020, the total number of common shares outstanding would be as follows:

Common Shares	131,350,683
Preferred Shares	-
Convertible notes	-
Warrants	5,677,586
Options	-

Total potential shares	137,028,269

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2019, we generated total revenues of $534,827, compared to $942,160 in the year ending December 31, 2018. For the three months ended June 30, 2020 and 2019, we had total revenues of $37,030 and $168,546, respectively, and a net income (loss) of $85,016 and ($292,441), respectively. For the six months ended June 30, 2020 and 2019, we had total revenues of $76,015 and $399,924, respectively, and a net income (loss) of ($379,593) and ($407,850), respectively.

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

As of December 31, 2017, the BDI-747/1 was approved for use in five states, namely Oregon, Texas, Arizona, Kentucky, and Tennessee. As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of June 30, 2020, the BDI-747/1 device was only approved in Arizona and Texas. The states where our BDI-747/1 device is approved has decreased primarily as a result of new state certification rules that require increased capital investment that we are not able to afford.

As of December 31, 2019, we had approximately 513 units on the road, with all devices leased through our distributors, compared to December 31, 2018, when we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 device was approved in fewer states in 2019 compared to 2018. As of June 30, 2020, we had approximately 316 units on the road, with all the units leased through our distributors.

On August 1, 2019, we shifted our business model such that we will only be responsible for manufacturing new units and leasing our new and existing units to distributors. The distributors will be responsible for leasing the units to end users, as well as marketing, installing and servicing the units at the distributors’ cost. The distributors are currently paying us between $25 and $35 per unit per month for all units the distributor has on the road with an end user. As a result of this shift, in future periods we anticipate all of our units being classified as leased through a distributor and all of our revenue, cost of sales and expenses will be related to distributorship operations and not related to direct monitoring revenue. This shift is the reason all units as of June 30, 2020 are classified as leased through a distributor with no units leased directly from us.

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

Our website is www.blowanddrive.com.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020		2019		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues:
Monitoring revenues	$-	0.0%	$149,556	88.7%	$(149,556)	-100.0%
Distributorship revenues	37,030	100.0%	18,990	11.3%	18,040	95.0%
Total revnues	37,030	100.0%	168,546	100.0%	(131,516)	-78.0%

Cost of revenues:
Monitoring cost of revenue	-	0.0%	3,598	2.1%	(3,598)	-100.0%
Distribution cost of revenue	-	0.0%	-	0.0%	-	n/a
Total cost of revenues	-	0.0%	3,598	2.1%	(3,598)	n/a

Gross profit	37,030	100.0%	164,948	97.9%	(127,918)	-77.6%

Operating expenses:
Payroll	8,406	22.7%	112,678	66.9%	(104,272)	-92.5%
Professional fees	21,270	57.4%	105,751	62.7%	(84,481)	-79.9%
General and administrative	2,687	7.3%	71,418	42.4%	(68,731)	-96.2%
Total operating expenses	32,363	87.4%	289,847	172.0%	(257,484)	-88.8%

Income (loss) from operations	4,667	12.6%	(124,899)	-74.1%	129,566	-103.7%

Other income (expense):
Interest expense, net	(188,132)	-508.1%	(161,984)	-96.1%	(26,148)	16.1%
Interest expense - amortization of debt discount	(16,715)	-45.1%	-	0.0%	(16,715)	n/a
Change in fair value of derivative liability	-	0.0%	(5,558)	-3.3%	5,558	-100.0%
Gain (loss) on extinguishment of debt	283,196	764.8%	-	0.0%	283,196	n/a
Other income	2,000	5.4%	-	0.0%	2,000	n/a
Total other income (expense)	80,349	217.0%	(167,542)	-99.4%	247,891	-148.0%

Income (loss) before income taxes	85,016	229.6%	(292,441)	-173.5%	377,457	-129.1%

Income taxes	-	0.0%	-	0.0%	-	n/a

Net income (loss)	$85,016	229.6%	$(292,441)	-173.5%	377,457	-129.1%

Operating Loss; Net Loss

Our net income increased by $377,457, from ($292,441) for the three months ended June 30, 2019 to $85,016 for the three months ended June 30, 2020. Our operating income (loss) increased by $129,566, from ($124,899) to $4,667 for the same periods. The increase in our net profit for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is primarily the result of us shifting our business model such that we are only leasing our devices through distributors and directly to customers, which was a leading factor leading to lower payroll expense, lower professional fees, lower general and administrative expense, and we also benefitted from a gain on extinguishment of debt. These changes are detailed below.

Revenue

Monitoring Revenues. Monitoring revenues decreased by $149,556, or 100.0%, to $0 in the second quarter of fiscal year 2020 from $149,556 in the second quarter last year. The decrease is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

Distributorship Revenues. Distributorship revenues increased by $18,040, or 95.0%, to $37,030 in the second quarter of fiscal year 2020 from $18,990 in the second quarter last year. The increase is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2020 was $0, compared to $3,598 for the three months ended June 30, 2019. Our cost of revenue for the three months ended June 30, 2020 and June 30, 2019, was completely related to our monthly monitoring services we provided directly to our end-user customers. The decrease in our cost of revenue was due to change in our business model where distributors lease devices directly to end users.

Payroll

Payroll expense decreased by $104,272, or -92.5%, to $8,406 in the second quarter of fiscal year 2020 from $112,678 in the second quarter last year. The decrease in payroll is due to decreasing personnel in the second quarter of fiscal year 2020 compared to second quarter of last year. Our decrease in personnel is related to the shift in our business model, where our distributors now lease the devices to end-users and handle the maintenance, monitoring, etc. for the devices.

Professional Fees

Professional fees decreased by $84,481, or 79.9%, to $21,270 in the second quarter of fiscal year 2020 from $105,751 in the second quarter last year. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to grow if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $68,731, or -96.2%, to $2,687 in the second quarter of fiscal year 2020 from $71,418 in the second quarter last year. The decrease is due to the following:

●

Decrease of approximately $15,000 in royalty expense in the second quarter of fiscal year 2020 compared to second quarter last year, due to Doheny Group waiving its right to royalties on January 1, 2020.

●	Decrease of approximately $9,000 in special part and gases expense as we did not have any special part/gases purchase in the second quarter of fiscal year 2020 compared to second quarter of last year.
●	Decrease of approximately $10,000 in license and fees expense in the second quarter of fiscal year 2020 compared to second quarter last year.
●	Decrease of approximately $21,000 in rent expense in the second quarter of fiscal year 2020 compared to second quarter last year.

Interest Expense

Interest expense increased by $26,148, or 16.1%, to $188,132 in the second quarter of fiscal year 2020 from $161,984 in the second quarter last year. Our interest expense is related to the interest we own on short term note payables. The increase is due to increase in loans from long term note payable

Interest Expense – amortization of debt discount

Interest expense increased by $16,715, to $16,715 in the second quarter of fiscal year 2020 from $0 in the second quarter last year. The increase is due to increase in loans from convertible note payable.

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2020, we had a change in fair value of derivative liability of $0 compared to ($5,558) for the three months ended June 30, 2019. Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Gain on Extinguishment of Debt

Our gain on extinguishment of debt increased by $283,196, or 100.0%, to $283,196 in the second quarter of fiscal year 2020 from $0 in the second quarter last year. The increase is due to forgiveness and settlement of debt in the second quarter of fiscal 2020.

Other Income

Our other income increased by $2,000, or 100.0%, to $2,000 in the second quarter of fiscal year 2020 from $0 in the second quarter last year. The increase is due to grant from SBA loan in the second quarter of fiscal 2020.

Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020		2019		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues:
Monitoring revenues	$-	0.0%	$363,243	90.8%	$(363,243)	-100.0%
Distributorship revenues	76,015	100.0%	36,681	9.2%	39,334	107.2%
Total revnues	76,015	100.0%	399,924	100.0%	(323,909)	-81.0%

Cost of revenues:
Monitoring cost of revenue	-	0.0%	25,233	6.3%	(25,233)	-100.0%
Distribution cost of revenue	-	0.0%	-	0.0%	-	0.0%
Total cost of revenues	-	0.0%	25,233	6.3%	(25,233)	-100.0%

Gross profit	76,015	100.0%	374,691	93.7%	(298,676)	-79.7%

Operating expenses:
Payroll	17,505	23.0%	210,718	52.7%	(193,213)	-91.7%
Professional fees	43,300	57.0%	147,297	36.8%	(103,997)	-70.6%
General and administrative	32,999	43.4%	131,492	32.9%	(98,493)	-74.9%
Total operating expenses	93,804	123.4%	489,507	122.4%	(395,703)	-80.8%

Income (loss) from operations	(17,789)	-23.4%	(114,816)	-28.7%	97,027	-84.5%

Other income (expense):
Interest expense, net	(351,053)	-461.8%	(338,808)	-84.7%	(12,245)	3.6%
Interest expense - amortization of debt discount	(40,465)	-53.2%	-	0.0%	(40,465)	n/a
Derivative expense	(255,482)	-336.1%	-	0.0%	(255,482)	n/a
Change in fair value of derivative liability	-	0.0%	(7,390)	-1.8%	7,390	n/a
Gain (loss) on extinguishment of debt	283,196	372.6%	54,764	13.7%	228,432	417.1%
Other income	2,000	2.6%	-	0.0%	2,000	n/a
Total other income (expense)	(361,804)	-476.0%	(291,434)	-72.9%	(70,370)	24.1%

Income (loss) before income taxes	(379,593)	-499.4%	(406,250)	-101.6%	26,657	-6.6%

Income tax	-	0.0%	1,600	0.4%	(1,600)	-100.0%

Net income (loss)	$(379,593)	-499.4%	$(407,850)	-102.0%	$28,257	-6.9%

Operating Loss; Net Loss

Our net loss decreased by $28,257, from ($407,850) for the six months ended June 30, 2019 to ($379,593) for the six months ended June 30, 2020. Our operating loss decreased by $97,027, from ($114,816) to ($17,789) for the same periods. The decrease in our net loss for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily the result of us shifting our business model such that we are only leasing our devices through distributors and directly to customers, which was a leading factor leading to lower payroll expense, lower professional fees, lower general and administrative expense, and we also benefitted from a gain on extinguishment of debt. These changes are detailed below.

Revenue

Monitoring Revenues. Monitoring revenues decreased by $363,243, or 100.0%, to $0 in the six months ended June 30, 2020 compared to $363,243 in the six months ended June 30, 2019. The decrease is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

Distributorship Revenues. Distributorship revenues increased by $39,334, or 107.2%, to $76,015 in the six months ended June 30, 2020 from $36,681 in the six months ended June 30, 2019. The increase is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2020 was $0, compared to $25,233 for the six months ended June 30, 2019. Our cost of revenue for the six months ended June 30, 2019, was completely related to our monthly monitoring services we provided directly to our end-user customers. The decrease in our cost of revenue was due to change in our business model where distributors lease devices directly to end users.

Payroll

Payroll expense decreased by $193,213, or 91.7%, to $17,505 in the six months ended June 30, 2020 from $210,718 in the six months ended June 30, 2019. The decrease in payroll is due to decreasing personnel in the six-month period in 2020 compared to the same period last year. Our decrease in personnel is related to the shift in our business model, where our distributors now lease the devices to end-users and handle the maintenance, monitoring, etc. for the devices.

Professional Fees

Professional fees decreased by $103,997, or 70.6%, to $43,300 in the six months ended June 30, 2020 from $147,297 in the six months ended June 30, 2019. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to grow if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $98,493, or 74.9%, to $32,999 in the six months ended June 30, 2020 from $131,492 in the six months ended June 30, 2019. The decrease is due to the following:

●

Decrease of approximately $45,000 in royalty expense in the first and second quarter of fiscal year 2020 compared to the first and second quarter last year, due to Doheny Group waiving its right to royalties on January 1, 2020.

●

Decrease of approximately $20,000 in special part and gases expense as we did not have any special part/gases purchase in the first and second quarter of fiscal year 2020 compared to first and second quarter of last year.

●	Decrease of approximately $25,000 in license and fees expense in the first and second quarter of fiscal year 2020 compared to first and second quarter last year.
●	Decrease of approximately $40,000 in rent expense in the first and second quarter of fiscal year 2020 compared to the first and second quarter last year.

Interest Expense

Interest expense increased by $12,245, or 3.6%, to $351,053 in the six months ended June 30, 2020 from $338,808 in the six months ended June 30, 2019. Our interest expense is related to the interest we own on short term note payables. The increase is due to increase in loans from long term note payable

Interest Expense – amortization of debt discount

Interest expense increased by $40,465, to $40,465 in the six months ended June 30, 2020 from $0 in the six months ended June 30, 2019. The increase is due to increase in loans from convertible note payable.

Derivative Expense

During the six months ended June 30, 2020, we had a derivative expense of $255,482 compared to $0 for the six months ended June 30, 2019. The derivative expense in the period in 2020 resulted from conversion feature on certain convertible promissory note.

Change in Fair Value of Derivative Liability

During the six months ended June 30, 2020, we had a change in fair value of derivative liability of $0 compared to ($7,390) for the six months ended June 30, 2019. Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Gain on Extinguishment of Debt

Our gain on extinguishment of debt increased by $228,432, or 417.1%, to $283,196 in the six months ended June 30, 2020 from $54,764 in the six months ended June 30, 2019. The increase is due to forgiveness and settlement of debt in the second quarter of fiscal 2020.

Other Income

Our other income increased by $2,000, to $2,000 in the six months ended June 30, 2020 from $0 in the six months ended June 30, 2019. The increase is due to grant from SBA loan in the second quarter of fiscal 2020.

Liquidity and Capital Resources for the Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Introduction

Our cash on hand as of June 30, 2020 was $1,593, compared to $91,314 at December 31, 2019. During the six months ended June 30, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2020 and as of December 31, 2019, respectively, are as follows:

	June 30, 2020	December 31, 2019	Changes

Cash	$1,593	$91,314	$(89,721)
Total current assets	$38,623	$113,361	$(74,738)
Total assets	$45,104	$119,842	$(74,738)
Total current liabilities	$1,429,887	$1,335,462	$94,425
Total liabilities	$3,599,887	$3,366,497	$233,390

Our current assets decreased as of June 30, 2020 as compared to December 31, 2019, primarily due to us having less cash on hand at June 30, 2020. The decrease in our total assets between the two periods was also primarily related to us having less cash on hand and at June 30, 2020.

Our current liabilities increased as of June 30, 2020 as compared to December 31, 2019. This increase was primarily due to increases in accrued interest and accrued interest-related party, partially offset by decreases in accrued expenses, income taxes payable, and notes payable-related party.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities are summarized as follows:

	Six months ended June 30,
	2020	2019	Changes

Net cash provided by (used in):
Operating activities	$135,429	$(182,960)	$318,389
Financing activities	(225,150)	194,611	(419,761)
Net increase (decrease) in cash	$(89,721)	$11,651	$(101,372)

Operations

We had net cash provided by (used in) operating activities of $135,429 for the six months ended June 30, 2020, as compared to ($182,960) for the six months ended June 30, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $379,593, adjusted primarily by gain on extinguishment of debt of $238,060, amortization of debt discount of $2,311, as well as changes in, accrued expenses of ($25,425), accounts receivable ($16,182), prepaid expenses of $1,199, accrued interest-related party of $281,498, accrued interest of $40,185, and income tax payable of ($6,730). For the period in 2019, the net cash used in operating activities consisted primarily of our net income (loss) of ($407,850), adjusted primarily by stock or warrants issued for services of $24,500, amortization of debt discount of $17,035, loss on extinguishment of debt of ($54,764), as well as changes in, accrued expenses of ($39,254), accounts receivable of ($6,430), prepaid expenses of ($182), deferred revenue of ($74,980), accrued royalties payable of $29,750, accrued interest- related party of $151,500, and accrued interest of $170,325.

Investments

We did not have any cash provided by/used in investing activities in the six months ended June 30, 2020 or June 30, 2019.

Financing

We had net cash provided by (used in) financing activities for the six months ended June 30, 2020 of ($225,150), compared to $194,611 for the six months ended June 30, 2019. For the six months ended June 30, 2020, our net cash from financing activities consisted of proceeds from issuance of long term debt of $150,000, partially offset by repayments of notes payable of $137,400 and principal payments on convertible notes payable of $237,750. For the six months ended June 30, 2019, our net cash from financing activities consisted of proceeds from related party notes payable of $226,200, partially offset by repayments of notes payable of $31,589.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2019, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended June 30, 2020.

Our adoption of ASC 606, Revenue Recognition, did not change the way the Company recognized revenue for the second quarter 2020 compared to same quarter of last year.

Recently Issued Accounting Updates

See Note 2 to the Interim Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of June 30, 2020, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of June 30, 2020 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of June 30, 2020, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we issued the following unregistered securities:

On June 10, 2020, we received a Notice of Conversion from The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director, indicating its desire to convert the 10,000,000 shares of our Series B Convertible Preferred Stock into 100,000,000 shares of our common stock, pursuant to the 10-for-1 conversion terms of our Series B Convertible Preferred Stock. As a result, we issued 100,000,000 shares of our common stock to The Doheny Group, LLC. These shares were issued with a standard Rule 144 restrictive legend. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The investor was sophisticated, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Crown Bridge Partners Settlement

As we previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2020, on March 2, 2020, we held an initial closing under a Securities Purchase Agreement (the “Crown SPA”) and corresponding Convertible Promissory Note (the “Crown Note”) with Crown Bridge Partners, LLC (“Crown”), dated February 25, 2020. Under the Crown SPA and the Crown Note, issued Crown the Crown Note in the principal amount of Fifty Thousand Dollars ($50,000) in exchange for Forty Three Thousand Two Hundred Fifty Dollars ($43,250), with the remaining going to an original issuance discount of $5,000 and $1,750 for Crown’s legal counsel for drafting the loan documents. The Crown Note had an interest rate of Ten Percent (10%) per annum and matured twelve (12) months from the date of the funding, or March 2, 2021. In addition to issuing the Crown Note, we issued Crown a warrant to purchase 416,666 shares of our common stock at an exercise price of $0.12 per share. The warrant contained a cashless exercise provision and expired five years after the date of issuance.

On May 18, 2020, we closed a settlement with Crown under the terms of a Settlement Agreement and Mutual General Release dated August 14, 2020 (the “Crown Settlement Agreement”). Pursuant to the terms of the Crown Settlement Agreement, we paid Crown Fifty Thousand Dollars ($50,000) in full satisfaction of the Crown Note and for the surrender of the Crown Warrant. As a result of the settlement, the Crown SPA, the Crown Note and the Crown Warrant have been terminated and Crown does not own any of our securities, and is not owed any money or securities from us, as a result of the Crown SPA, the Crown Note or the Crown Warrant.

The description of the Crown Settlement Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.23.

Auctus Fund Settlement

As we previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2020, on February 26, 2020, we closed a Securities Purchase Agreement (the “Auctus SPA”) and corresponding Convertible Promissory Note (the “Auctus Note”) with Auctus Fund, LLC (“Auctus”), dated February 24, 2020. Under the Auctus SPA and the Auctus Note, issued Auctus the Auctus Note in the principal amount of One Hundred Twelve Thousand Seven Hundred Fifty Dollars ($112,750) in exchange for One Hundred Thousand Dollars ($100,000), with the remaining going to an original issuance discount of $10,000 and $2,750 for Auctus’ legal counsel for drafting the loan documents. The Auctus Note had an interest rate of Twelve Percent (12%) per annum and a maturity date of December 24, 2020. In addition to the Auctus Note, we issued Auctus a warrant to acquire 1,127,500 shares of our common stock at an exercise price of $0.05 per share. The warrant contained a cashless exercise provision and expired on the fifth anniversary of the warrant.

On May 19, 2020, we closed a settlement with Auctus under the terms of a Settlement Agreement and Mutual General Release dated May 18, 2020 (the “Auctus Settlement Agreement”). Pursuant to the terms of the Auctus Settlement Agreement, we paid Auctus One Hundred Seventeen Thousand Seven Hundred Fifty Dollars ($117,750) in full satisfaction of the Auctus Note and for the surrender of the Auctus Warrant. As a result of the settlement, the Auctus SPA, the Auctus Note and the Auctus Warrant have been terminated and Auctus does not own any of our securities, and is not owed any money or securities from us, as a result of the Auctus SPA, the Auctus Note or the Auctus Warrant.

The description of the Auctus Settlement Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.24.

EMA Financial Settlement

As we previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2020, on February 26, 2020, we closed a Securities Purchase Agreement (the “EMA SPA”) and corresponding Convertible Promissory Note (the “EMA Note”) with EMA Financial, LLC (“EMA”), dated February 24, 2018. Under the EMA SPA and the EMA Note, we issued EMA the EMA Note in the principal amount of Seventy Five Thousand Dollars ($75,000) in exchange for Sixty Thousand Dollars ($60,000), with the remaining going to an original issuance discount of $11,250, $1,000 to EMA for due diligence, and $2,750 for EMA’s legal counsel for drafting the loan documents. The EMA Note had an interest rate of Ten Percent (10%) per annum and a maturity date of November 24, 2020. In addition to the EMA Note, we were obligated to issue EMA a warrant to acquire shares of our common stock but had not yet issued the warrant (the “EMA Warrant”).

On May 18, 2020, we closed a settlement with EMA under the terms of a Settlement Agreement and Mutual General Release dated August 14, 2020 (the “EMA Settlement Agreement”). Pursuant to the terms of the EMA Settlement Agreement, we paid EMA Seventy Five Thousand Dollars ($75,000) in full satisfaction of the EMA Note and for EMA to surrender their right to the EMA Warrant. As a result of the settlement, the EMA SPA, the EMA Note and the EMA Warrant have been terminated and EMA does not own any of our securities, and is not owed any money or securities from us, as a result of the EMA SPA, the EMA Note or the EMA Warrant.

The description of the EMA Settlement Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.25.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2 (2)	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (3)	Articles of Amendment to Articles of Incorporation to Blow & Drive Interlock Corporation dated October 28, 2019 (increasing authorized common stock to Ten Billion (10,000,000,000) shares)

3.4 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (4)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.2 (5)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.3 (5)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.4 (6)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.5 (6)	Phase 1 Loan Agreement with D1oheny Group, LLC dated September 30, 2016

10.6 (6)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.7 (6)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.8 (7)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.9 (7)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.10 (8)	Form of Securities Purchase Agreement

10.11 (8)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock LLC dated January 21, 2018 (memorializes oral agreement between the parties dated September 30, 2017)

10.12 (9)	Agreement to Purchase Common Stock and Preferred Stock dated December 31, 2019

10.13 (10)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

10.14 (12)	Debt Conversion and Series B Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and The Doheny Group dated September 6, 2019

10.15 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and Crown Bridge Partners, LLC dated February 25, 2020

10.16 (11)	Convertible Promissory Note issued to Crown Bridge Partners, LLC dated February 25, 2020

10.17 (11)	Common Stock Purchase Warrant issued to Crown Bridge Partners, LLC dated February 25, 2020

10.18 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and Auctus Fund, LLC dated February 24, 2020

10.19 (11)	Convertible Promissory Note issued to Auctus Fund, LLC dated February 24, 2020

10.20 (11)	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated February 24, 2020

10.21 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and EMA Financial, LLC dated February 24, 2020

10.22 (11)	Convertible Promissory Note issued to EMA Financial, LLC dated February 24, 2020

10.23 (13)	Settlement Agreement between Blow & Drive Interlock Corporation and Crown Bridge Partners, LLC dated May 15, 2020

10.24 (13)	Settlement Agreement between Blow & Drive Interlock Corporation and Auctus Fund, LLC dated May 18, 2020

10.25 (13)	Settlement Agreement between Blow & Drive Interlock Corporation and EMA Financial, LLC dated May 15, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on June 27, 2019

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2019

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2016.

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 9, 2018.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 11, 2019.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 15, 2017

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 5, 2020

(12)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on March 30, 2020

(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 5, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: August 14, 2020		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

