Form 10-Q
period 2020-09-30
Blow & Drive Interlock Corp
filed 2020-10-23
CIK 1586495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Common Stock Par value, $0.0001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 22, 2020, there were 130,397,289 shares of common stock, $0.0001 par value, issued and outstanding.

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

2

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

The consolidated balance sheets as of September 30, 2020 (unaudited) and December 31, 2019, the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, the consolidated statement of stockholders equity (deficit) for the three and nine months ended September 30, 2020, and the consolidated statements of cash flows for the nine months ending September 30, 2020 and 2019, follow. The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	As of	As of
	September 30, 2020	December 31, 2019

ASSETS

Current Assets:
Cash	$5,694	$91,314
Accounts receivable, net of allowance for doubtful accounts $0	9,030	20,848
Prepaid expenses	-	1,199
Total current assets	14,724	113,361
Deposits	6,481	6,481

Total assets	$21,205	$119,842

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$150	$150
Accrued expenses	-	35,571
Accrued royalty payable - related party	-	71,465
Accrued interest	1,993	15,660
Accrued interest - related party	1,150,118	717,120
Income taxes payable	-	6,730
Notes payable	-	67,159
Notes payable - related party, current portion	260,800	384,200
Convertible notes payable, net of debt discount of $0 and $8,965, respectively	-	7,500
Derivative liability	-	29,907
Total current liabilities	1,413,061	1,335,462

Non-current Liabilities:
Notes payable, EIDL loan - net of current portion	150,000	-
Notes payable - related party, net of current portion	2,020,000	2,020,000
Convertible notes payable, net of debt discount, net of current portion	-	11,035
Total non-current liabilities	2,170,000	2,031,035

Total liabilities	3,583,061	3,366,497

Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	102,000
Common stock, par value $0.0001, 10,000,000,000 shares authorized, 131,350,683 and 131,350,683 shares issued and outstanding, respectively	13,135	3,135
Additional paid-in-capital	3,676,636	3,514,171
Accumulated deficit	(7,252,627)	(6,865,961)
Total shareholders’ deficit	(3,561,856)	(3,246,655)

Total liabilities and shareholders’ deficit	$21,205	$119,842

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Monitoring revenues	$-	$412,365	$-	$49,122
Distributorship revenues	103,035	64,901	27,020	28,220
Total revenues	103,035	477,266	27,020	77,342

Cost of revenues:
Monitoring cost of revenue	-	14,445	-	(10,788)
Distribution cost of revenue	-	-	-	-
Total cost of revenues	-	14,445	-	(10,788)

Gross profit	103,035	462,821	27,020	88,130

Operating expenses:
Payroll	43,125	243,516	25,620	32,798
Professional fees	66,116	180,964	22,816	33,667
General and administrative	45,376	192,439	12,377	60,947
Total operating expenses	154,617	616,919	60,813	127,412

Income (loss) from operations	(51,582)	(154,098)	(33,793)	(39,282)

Other income (expense):
Interest expense, net	(544,566)	(498,871)	(193,513)	(160,063)
Interest expense - amortization of debt discount	-	-	40,465	-
Derivative expense	(255,482)	-	-	-
Change in fair value of derivative liability	-	(7,390)	-	-
Gain (loss) on extinguishment of debt	462,964	54,764	179,768	-
Other income	2,000	-	-	-
Total other income (expense)	(335,084)	(451,497)	26,720	(160,063)

Income (loss) before income taxes	(386,666)	(605,595)	(7,073)	(199,345)

Income tax	-	1,600	-	-

Net income (loss)	$(386,666)	$(607,195)	$(7,073)	$(199,345)

Earnings (loss) per share:
Basic and Diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Weighted average number of shares outstanding:
Basic and Diluted	85,871,231	30,527,566	85,871,231	29,453,446

See accompanying notes to unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

									Total
	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance July 1, 2020	1,000,000	$1,000	-	$-	131,350,683	$13,135	$3,676,636	$(7,245,554)	$(3,554,783)

Net income	-	-	-	-	-	-	-	(7,073)	(7,073)

Balance September 30, 2020	1,000,000	$1,000	-	$-	131,350,683	$13,135	$3,676,636	$(7,252,627)	$(3,561,856)

							Total
	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance July 1, 2019	1,000,000	$1,000	30,566,920	$3,057	$3,514,249	$(6,504,172)	$(2,985,866)

Net loss	-	-	-	-	-	(199,345)	(199,345)

Balance September 30, 2019	1,000,000	$1,000	30,566,920	$3,057	$3,514,249	$(6,703,517)	$(3,185,211)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2020	1,000,000	$1,000	10,000,000	$101,000	31,350,683	$3,135	$3,514,171	$(6,865,961)	$(3,246,655)

Stockholder capital contribution	-	-	-	-	-	-	71,465	-	71,465
Conversion of preferred stock to Common Stock	-	-	(10,000,000)	(101,000)	100,000,000	10,000	91,000	-	-
Net loss	-	-	-	-	-	-	-	(386,666)	(386,666)

Balance September 30, 2020	1,000,000	$1,000	-	$-	131,350,683	$13,135	$3,676,636	$(7,252,627)	$(3,561,856)

	Preferred Stock - Series A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance January 1, 2019	1,000,000	$1,000	31,073,529	$3,107	$3,489,699	$(6,096,322)	$(2,602,516)

Shares issued for services	-	-	250,000	25	24,475	-	24,500
Shares returned related to anti-dilution	-	-	(756,609)	(75)	75	-	-
Net loss	-	-	-	-	-	(607,195)	(607,195)

Balance September 30, 2019	1,000,000	$1,000	30,566,920	$3,057	$3,514,249	$(6,703,517)	$(3,185,211)

The accompanying notes are an integral part of these financial statements

BLOW & DRIVE INTERLOCK CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(386,666)	$(607,195)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock or warrants issued for services	-	24,500
Amortization of debt discount	8,527	18,316
Derivative expense	255,482	-
Changes in fair value of derivative liability	-	7,390
Gain on extinguishment of debt	(462,964)	(54,764)
Changes in operating assets and liabilities
Accounts receivable	11,818	(11,976)
Prepaid expenses	1,199	(16,667)
Accounts payable	-	2,096
Accrued expenses	(25,425)	(37,071)
Accrued royalties payable – related party	-	29,750
Accrued interest	80,541	27,388
Accrued interest related party	432,998	454,500
Deferred revenue	-	(74,980)
Income tax payable	(6,730)	-
Net cash provided by (used in) operating activities	(91,220)	(238,713)

Cash flows from financing activities:
Proceeds of EIDL loan	150,000	-
Principal payments on notes payable	(123,400)	(31,589)
Principal payments on convertible notes payable	(258,750)	-
Proceeds from issuance of convertible notes payable	237,750	-
Proceeds from issuance of notes payable related party	-	373,900
Net cash provided by (used in) financing activities	5,600	342,311

Net increase (decrease) in cash	(85,620)	103,598

Cash at beginning of period	91,314	775

Cash at end of period	$5,694	$104,373

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$-	$160,063
Income taxes paid	$800	$800

Supplemental disclosure of non-cash investing and financing activities
Common stock and warrants issued for services	$-	$24,500

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2020, the Company had an accumulated deficit of $7,252,627 and net loss of $386,666 for the nine months ended September 30, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Advertising and Marketing Costs

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. Advertising and marketing expenses were $0 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $25,000 and $267 for the nine months ended September 30, 2020 and 2019, respectively.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 is adequate, but actual write-offs could exceed the recorded allowance.

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

Convertible Debt and Warrants Issued with Convertible Debt (continued)

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Derivative liability – December 31, 2019	$-	$-	$29,907
Derivative liability – September 30, 2020	-	-	-

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

For the nine months ended September 30, 2020, one distributor, licensed in four states, makes up approximately 100% percent of all revenues from distributors at September 30, 2020. The loss of this distributer would have a material impact on the Company’s revenues. Per an agreement dated August 1, 2019, the Company and its largest distributor, BDI interlock collects the revenue directly from the clients and pays majority of the expenses and in return pays BDIC a leasing fee per on road unit on a monthly basis. This agreement is still in place for the future.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt ASU 2019-12 effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – SEGMENT REPORTING (continued)

The following table summarizes net sales and identifiable operating income by segment:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

Segment gross profit (a):
Monitoring	$-	$397,920	$-	$59,910
Distributorships	103,035	64,901	27,020	28,220
Gross profit	103,035	462,821	27,020	88,130

Identifiable segment operating expenses (b):
Monitoring	-	-	-	-
Distributorships	-	-	-	-
Total operating expenses	-	-	-	-

Identifiable segment operating income (c):
Monitoring	-	397,920	-	59,910
Distributorships	103,035	64,901	27,020	28,220
	103,035	462,821	27,020	88,130

Reconciliation of identifiable segment income to corporate income (d):
Payroll	43,125	243,516	25,620	32,798
Professional fees	66,116	180,964	22,816	33,667
General and administrative	45,376	192,439	12,377	60,947
Interest expense, net	544,566	498,871	193,513	160,063
Interest expense - amortization of debt discount	-	-	(40,465)	-
Derivative expense	255,482	-	-	-
Change in fair value of derivative liability	-	7,390	-	-
Gain on extinguishment of debt	(462,964)	(54,764)	(179,768)	-
Other income	(2,000)	-	-	-
	489,701	1,068,416	34,093	287,475

Income (loss) before provision for income taxes	(386,666)	(605,595)	(7,073)	(199,345)

Provision for income taxes	-	1,600	-	-

Net income (loss)	$(386,666)	$(607,195)	$(7,073)	$(199,345)

Total net property, plant, and equipment assets
Monitoring	$-	$-	$-	$-
Distributorships	-	-	-	-
Corporate	-	-	-	-
	$-	$-	$-	$-

(a) Segment gross profit includes segment net sales less segment cost of sales

(b) Identifiable segment operating expenses consists of identifiable depreciation expense

(c) Identifiable segment operating incomes consists of segment gross profit less identifiable operating expense

(d) General corporate expense consists of all other non-identifiable expenses

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	As of	As of
	September 30, 2020	December 31, 2019

October 2018 ($72,800) - $11,527 monthly principal and interest for first six months, $9,975 monthly principal and interest last six months	$-	$67,159
May 2020 ($150,000) - $731 monthly principal and interest until paid in full.	150,000	-

Total notes payable	150,000	67,159

Less: current portion	-	(67,159)

Notes payable, non-current portion, net of debt discount	$150,000	$-

October 2018 - $72,800

On October 4, 2018, the Company provided an agreement to a third party to obtain a $72,800 promissory note in exchange for $72,800 in cash. The promissory note had a maturity date of October 4, 2019 and bears interest at 51% per annum. The note required total payments of $11,526.67 per month for the first nine months and $6,794.67 per month for the last nine months. The note payable was extinguished. The Company recognizes $114,871 as gain on extinguishment of debt and accrued interest.

Total interest expense was $0 and $8,563 for the three months ended September 30, 2020 and 2019, respectively, and $17,126 and $17,126 for the nine months ended September 30, 2020 and 2019, respectively.

May 2020 - $150,000

On May 22, 2020, the Company provided an agreement to a third party to obtain a $150,000 Economic Injury Disaster Loan (EIDL) in exchange for $150,000, with a $100 administrative fee deducted from cash. The Company also received a $2,000 EIDL grant which will be not repaid. The promissory note had a maturity date of May 21, 2050 and bears interest at 3.75% per annum. The note required total payments of $731.00 per month until paid in full.

Total interest expense was $1,406 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $1,992 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

On October 8, 2020, the Company paid $152,080.48 in full satisfaction of a U.S. Small Business Association Loan it received on May 22, 2020 in the principal amount of $150,000. As a result of paying off the loan no further amounts are due to the SBA lender.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

	As of	As of
	September 30, 2020	December 31, 2019

August 2018 ($1,365,000) – Replaced August 2018 note ($1,365,000) that replaced November 2017 note ($765,000 balance at August 1, 2018), February 2018 note ($100,000) and March 2018 note ($500,000). Includes $635,000 penalty on default of August 2018 ($1,365,000) note and $20,000 for missed payment on August 2018 note. Interest only monthly payment of $50,500 for life of note. Entire principal due December 1, 2023.	$2,020,000	$2,020,000
January 2019 ($14,500) – No interest with principal due on January 15, 2020.	-	14,500
February 2019 ($15,000) – No interest with principal due on February 1, 2020.	-	15,000
February 2019 ($5,000) – No interest with principal due on February 19, 2020.	-	5,000
March 2019 ($10,000) – No interest with principal due on March 4, 2020.	-	10,000
May 1, 2019 ($20,000) - Principal only due May 1, 2020. No interest	-	20,000
June 3, 2019 ($89,000) - Principal only due June 3, 2020. No interest	-	89,000
July 10, 2019 ($13,000) - Principal only due July 10, 2020. No interest	-	13,000
July 18, 2019 ($8,000) - Principal only due July 18, 2020. No interest	-	8,000
July 25, 2019 ($25,000) - Principal only due July 25, 2020. No interest	-	25,000
September 27, 2019 ($101,700) - Principal only due September 27, 2020. No interest	63,800	101,700
December 31, 2019 ($83,000) - Principal only due December 31, 2020. No interest	83,000	83,000
May 19, 2020 ($100,000) - Principal only due May 19, 2021. No interest	100,000	-
August 28, 2020 ($14,000) - Principal only due August 28, 2021. No interest	14,000	-

Total notes payable to related parties	2,280,800	2,404,200

Less: current portion	(260,800)	(384,200)

Notes payable to related parties, non-current portion	$2,020,000	$2,020,000

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

Total interest expense was $151,500 and $151,500 for the three months ended September 30, 2020 and 2019, respectively, and $454,500 and $454,500 for the nine months ended September 30, 2020 and 2019, respectively.

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

August 2020 - $14,000

On August 28, 2020, the Company entered into an agreement with a related party, Doheny Group, to obtain a $14,000 loan. The note bears no interest and is due in full on August 28, 2021.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	As of	As of
	September 30, 2020	December 31, 2019

August 2015 ($15,000) - 7.5% interest bearing convertible debenture due on August 7, 2017 with interest only payments and due upon maturity.	$-	$7,500
March 2018 ($20,000) – 10% interest bearing convertible debenture due on March 9, 2021, with interest paid in cash for the first six months, and either in cash or shares of common stock thereafter. Principal is due March 9, 2021, paid either in cash or common stock, at the Company’s discretion	-	20,000

Total convertible notes payable	-	27,500

Less: debt discount	-	(8,965)

Total notes payable, net of debt discount	-	18,535

Less: current portion	-	(7,500)

Convertible notes payable, non-current portion, net of debt discount	$-	$11,035

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

In connection with the issuance of the August Convertible Note Payable, the Company issued a warrant on August 7, 2015 to purchase 30,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The Black Scholes model was used in valuing the warrants in determining the relative fair value of the warrants issued in connection with the convertible note payable using the following inputs: Expected Term – 3 years, Expected Dividend Rate – 0%, Volatility – 100%, Risk Free Interest Rate -1.08%. The Company recorded an additional $4,873 discount on debt, related to the relative fair value of the warrants issued associated with the note to be amortized over the life of the note. As of September 18, 2020, any liability related to this note has been forgiven from LGL. The Company recognizes $8,254 as gain on extinguishment of debt.

Total interest expense was $141 and $141 for the three months ended September 30, 2020 and 2019, respectively, and $422 and $7,500 for the nine months ended September 30, 2020 and 2019, respectively.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

March 2018 - $20,000

On March 9, 2018, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $20,000 due on March 9, 2021. Payments of interest is in cash for the first nine months, thereafter, interest may be paid either in cash or common stock of the Company. The loan is convertible at 61% of the average of the closing prices for the common stock during the five trading days prior to the conversion date but may not be converted if such conversion would cause the holder to own more than 4.9% of outstanding common stock after giving effect to the conversion. In connection with this Convertible Note Payable, the Company recorded a $20,000 discount on debt (the total discount was $47,768, of which $27,768 was expensed), related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of September 15, 2020, any liability related to this note has been forgiven from Donald Thompson. The Company recognizes $14,048 as gain on extinguishment of debt.

Total interest expense was $0 and $500 for the three months ended September 30, 2020 and 2019, respectively, and $1,000 and $20,000 for the nine months ended September 30, 2020 and 2019, respectively.

February 2020 - $112,750

On February 24, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 12% interest bearing convertible debenture for $112,750 due on December 24, 2020. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) the lowest trading price during the previous twenty-five trading day periods ending on the latest complete trading day prior to the date of this note, and (ii) the variable conversion price. The “Variable Conversion Price” shall mean 50% multiplied by the market price. In connection with this Convertible Note Payable, the Company recorded a $12,750 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of September 30, 2020, this note has been paid in full. The Company recognizes $131,236 as gain on extinguishment of debt and accrued interest.

Total interest expense was $0 for the three months ended September 30, 2020, and $3,169 for the nine months ended September 30, 2020.

February 2020 - $75,000

On February 24, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $75,000 due on November 24, 2020. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) the lowest trading price during the previous twenty-five trading day periods ending on the latest complete trading day prior to the date of this note, (ii) 50% of the lowest traded price for the common stock on the principal market during the twenty-five consecutive trading days on which at least 100 shares of common stock were traded including and immediately preceding the conversion date. In connection with this Convertible Note Payable, the Company recorded a $15,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of September 30, 2020, this note has been paid in full. The Company recognizes $61,086 as gain on extinguishment of debt and accrued interest.

Total interest expense was $0 for the three months ended September 30, 2020, and $1,736 for the nine months ended September 30, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

February 2020 - $50,000

On February 25, 2020, the Company entered into an agreement with a non-affiliated shareholder and issued a 10% interest bearing convertible debenture for $50,000 due on February 24, 2021. Payments of interest is in lawful money of the Unites States of America. The loan is convertible at the lesser of (i) 55% multiplied by the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading prior to the date of this note or (ii) the variable conversion price. The “Variable Conversion Price” shall mean 55% multiplied by the market price. In connection with this Convertible Note Payable, the Company recorded a $6,750 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note is converted or repaid. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of September 30, 2020, this note has been paid in full. The Company recognizes $112,634 as gain on extinguishment of debt and accrued interest.

Total interest expense was $0 for the three months ended September 30, 2020, and $1,141 for the nine months ended September 30, 2020.

NOTE 7 – DERIVATIVE LIABILITIES

Derivative liabilities consisted of the following:

	As of	As of
	September 30, 2020	December 31, 2019

August 2015 - $15,000 convertible debt	$-	$6,358
March 2018 - $20,000 convertible debt	-	23,549
February 2020 – $112,750 convertible debt	-	-
February 2020 – $75,000 convertible debt	-	-
February 2020 – $50,000 convertible debt	-	-

Total derivative liabilities	$-	$29,907

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

As of September 18, 2020, any liability related to this note has been settled from LGL.

March 2018 Convertible Debt - $20,000

In March 2018, the Company entered into a $20,000 convertible note with variable conversion pricing. The following inputs were used within the Black Sholes Model to determine the initial relative fair values of the $20,000 convertible note with expected term of 3.35 years, expected dividend rate of 0%, volatility of 413% and risk free interest rate 2.90%.

As of September 15, 2020, any liability related to this note has been settled from Donald Thompson.

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

February 2020 - $50,000

In February 2020, the Company entered into a $50,000 convertible note with variable conversion pricing. The following inputs were used within the Monte-Carlo method to determine the initial related fair values of the $50,000 convertible note with expected term of 0.75 years, expected dividend rate of 0%, volatility of 325% and risk-free interest rate 2%

The Company revalues these derivatives each quarter using the Monte-Carlo method. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the derivative liability as of December 31, 2019 and September 30, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – DERIVATIVE LIABILITIES (continued)

	As of				As of
	December 31, 2019	Additions	Changes	Debt Extinguishment	September 30, 2020

August 2015 - $15,000 convertible debt	$6,358	$-	$207	$(6,565)	$-
March 2018 - $20,000 convertible debt	23,549	-	-	(23,549)	-
February 2020 – $112,750 convertible debt	-	112,750	92,271	(205,021)	-
February 2020 – $75,000 convertible debt	-	75,000	31,248	(106,248)	-
February 2020 – $50,000 convertible debt	-	50,000	97,713	(147,713)	-

Total derivative liabilities	$29,907	$237,750	$221,439	$(489,096)	$-

NOTE 8 – ACCRUED ROYALTY PAYABLE

The Company has estimated the royalties to be paid out in perpetuity under royalty agreements. The Company entered into royalty agreement as follows:

●	November 2017 Royalty Agreement – The Company entered into a royalty agreement with a related party on November 1, 2017 in relation to a note payable of $900,000. This note replaced the September and November 2016 Royalty Agreements. Under the royalty agreement, the Company is required to pay a royalty fee of from $1.50 to $3.00 per month for every ignition interlock devise that the Company has on the road in customers’ vehicles, the amount depending on how many devices are installed.

●	August 2018 Royalty Agreement – the Company entered into a royalty agreement with a related party on August 1, 2018 in relation to a note payable of $1,365,000. This note replaced the November 2017 Royalty Agreement as well as other, non-royalty notes payable. Under the royalty agreement, the Company is required to pay $1.50 and accrue an additional $3.50 for every ignition interlock devise for the first nine months of the note payable. After the first nine months, the Company is required to pay $1.50 per devise and the amount accrued during the first nine months will be paid monthly through the next twelve months. After the note payable is paid in full, the Company is required to pay $3.00 per devise in perpetuity.

●	December 2018 royalty Agreement – the Company entered into a royalty agreement with a related party on December 1, 2018 in relation to a note payable of $2,020,000. This note replaced the August 2018 Royalty Agreement. Under the royalty agreement, the Company is required to pay a royalty fee of $5.00 per month for every ignition interlock device that the Company has on the road in customers’ vehicles.

●	January 2020 addendum Agreement – the Company entered into an addendum to loan security agreement with a related party on January 1, 2020 in relation to all past, present and future monies owed for royalties. Under the addendum, The Doheny Group waives the royalties effective January 1, 2020.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – ACCRUED ROYALTY PAYABLE (continued)

Based on the royalty agreement, the Company had the following royalty accruals:

	As of	As of
	September 30, 2020	December 31, 2019

November 2017 royalty agreement	$-	$3,326
August 2018 royalty agreement	-	18,058
December 2018 royalty agreement	-	50,081

Total accrued royalties	$-	$71,465

Royalty expense were $0 and $8,100 for the three months ended September 30, 2020 and 2019, respectively, and $0 and $29,751 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 20,000,000 preferred shares of $0.001 par value. As of September 30, 2020, the total number of preferred shares issued or issuable was 1,000,000.

Series A Preferred Stock

As of December 31, 2019, there were 11,000,000 shares of our preferred stock outstanding, with 1,000,000 shares being Series A Preferred Stock to an officer and director of the Company with a preliminary estimated value of $350,000. Our Series A Preferred has One Million (1,000,000) shares authorized and the following rights: no dividend rights; no liquidation preference over our common stock; no conversion rights; no redemption rights; no call rights; each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. As of September 30, 2020, all 1,000,000 shares of Series A Preferred Stock were held by The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director.

Series B Preferred Stock

The other shares of our preferred stock outstanding were Series B Convertible Preferred Stock. Our Series B Preferred has Ten Million (10,000,000) shares authorized and the following rights: (i) dividend rights in pari passu with our common stock on an “as converted” basis; (ii) liquidation preference over our common stock; (iii) conversion rights of ten (10) shares of common stock for each share of Series B Convertible Preferred Stock converted; (iv) no redemption rights; (v) no call rights; (vi) each share of Series B Convertible Preferred stock will have one thousand (1,000) votes on all matters validly brought to our common stockholders. As of September 30, 2020, all 10,000,000 shares of Series B Convertible Preferred Stock held by The Doheny Group, LLC, an entity controlled by David Haridim, our sole officer and director, were converted into 100,000,000 shares BDIC of common stock.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

During the nine months ended September 30, 2020, the Company issued 100,000,000 additional shares of its common stock. The total number of shares issued or issuable as of September 30, 2020 was 131,350,683.

BLOW AND DRIVE INTERLOCK CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – STOCK WARRANTS

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted Average
	Warrants for	Weighted	Remaining	Aggregate
	Common Shares	Average Exercise Price	Contractual Term	Intrinsic Value

Outstanding as of December 31, 2018	5,677,586	$0.60	2.40	$621,497
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding as of December 31, 2019	5,677,586	0.60	2.40	621,497
Granted	1,544,166	0.07	0.80	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	(3,091,592)	(0.07)	(0.08)	-
Outstanding as of September 30, 2020	4,130,160	$0.60	2.06	$621,497

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

The following shares are not included in the computation of diluted income (loss) per share, because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Preferred shares	-	-
Convertible notes	-	408,375
Warrants	4,130,160	6,537,586
Options	-	-
Total anti-dilutive weighted average shares	4,130,160	6,945,961

If all dilutive securities had been exercised at September 30, 2020, the total number of common shares outstanding would be as follows:

Common Shares	131,350,683
Preferred Shares	-
Convertible notes	-
Warrants	4,130,160
Options	-

Total potential shares	135,480,843

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

NOTE 14 – SUBSEQUENT EVENTS

On October 2, 2020, The Doheny Group, LLC, an entity controlled by the Company’s sole officer and director, agreed to sell all of its shares of the Company’s common stock and Series A Preferred Stock pursuant to the terms of a Stock Purchase Agreement (the “Agreement”). Under the terms of the Agreement, if the parties meet certain pre-closing conditions, then the Doheny Group, LLC will sell 110,617,521 shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A Preferred Stock to Song Dai. The shares represent approximately 84.83% of the issued and outstanding shares of the Company’s common stock, 100% of the Company’s Series A Preferred Stock, and 91.41% of the voting power of all securities of the Company, which would result in a change in control. In addition, if the pre-closing conditions are satisfied under the Agreement, then at Closing, the Company’s sole officer and director will resign, and the Company will appoint new officers and directors, and the Company will sell its current assets and operations to a private company in exchange for the private company assuming all of the Company’s liabilities at Closing. The Company was a party to the Agreement for the purpose of acknowledging certain representations and warranties about the Company in the Agreement. The Company is not issuing any additional securities, or receiving any money, as a result of the closing of the transactions contemplated by the Agreement.

On October 8, 2020, the Company paid $152,080.48 in full satisfaction of a U.S. Small Business Association Loan it received on May 22, 2020 in the principal amount of $150,000. As a result of paying off the loan no further amounts are due to the SBA lender.

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

Overview

We are a previous development stage company that was incorporated in the State of Delaware in July 2013. In the year ending December 31, 2019, we generated total revenues of $534,827, compared to $942,160 in the year ending December 31, 2018. For the three months ended September 30, 2020 and 2019, we had total revenues of $27,020 and $77,342, respectively, and a net loss of ($7,073) and ($199,345), respectively. For the nine months ended September 30, 2020 and 2019, we had total revenues of $103,035 and $477,266, respectively, and a net loss of ($386,666) and ($607,195), respectively.

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

As of December 31, 2017, the BDI-747/1 was approved for use in five states, namely Oregon, Texas, Arizona, Kentucky, and Tennessee. As of December 31, 2018, the BDI-747/1 device was approved in Oregon, Texas, Arizona, and Kentucky. As of September 30, 2020, the BDI-747/1 device was only approved in Arizona and Texas. The states where our BDI-747/1 device is approved has decreased primarily as a result of new state certification rules that require increased capital investment that we are not able to afford.

As of December 31, 2019, we had approximately 513 units on the road, with all devices leased through our distributors, compared to December 31, 2018, when we had approximately 1,100 units on the road, with approximately 885 devices being leased directly from us and approximately 215 devices leased through our distributors. The decrease in the total number of devices we have on the road is primarily due to the fact the BDI-747/1 device was approved in fewer states in 2019 compared to 2018. As of September 30, 2020, we had approximately 258 units on the road, with all the units leased through our distributors.

On August 1, 2019, we shifted our business model such that we will only be responsible for manufacturing new units and leasing our new and existing units to distributors. The distributors will be responsible for leasing the units to end users, as well as marketing, installing and servicing the units at the distributors’ cost. The distributors are currently paying us between $25 and $35 per unit per month for all units the distributor has on the road with an end user. As a result of this shift, in future periods we anticipate all of our units being classified as leased through a distributor and all of our revenue, cost of sales and expenses will be related to distributorship operations and not related to direct monitoring revenue. This shift is the reason all units as of September 30, 2020 are classified as leased through a distributor with no units leased directly from us.

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

Our website is www.blowanddrive.com.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. Our distributor has been impacted by self-quarantines taken in response to COVID-19, and is experiencing reduced sales. As a result, fewer people are ordering our devices. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, distributor sales.

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize liquidity as the Company navigates the current landscape. These actions include significantly reducing operating expenses and the elimination of all non-essential spending and capital expenditures.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020		2019		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues:
Monitoring revenues	$-	0.0%	$49,122	63.5%	$(49,122)	-100.0%
Distributorship revenues	27,020	100.0%	28,220	36.5%	(1,200)	-4.3%
Total revenues	27,020	100.0%	77,342	100.0%	(50,322)	-65.1%

Cost of revenues:
Monitoring cost of revenue	-	0.0%	(10,788)	-13.9%	10,788	-100.0%
Distribution cost of revenue	-	0.0%	-	0.0%	-	n/a
Total cost of revenues	-	0.0%	(10,788)	-13.9%	10,788	-100.0%

Gross profit	27,020	100.0%	88,130	113.9%	(61,110)	-69.3%

Operating expenses:
Payroll	25,620	94.8%	32,798	42.4%	(7,178)	-21.9%
Professional fees	22,816	84.4%	33,667	43.5%	(10,851)	-32.2%
General and administrative	12,377	45.8%	60,947	78.8%	(48,570)	-79.7%
Total operating expenses	60,813	225.1%	127,412	164.7%	(66,599)	-52.3%

Income (loss) from operations	(33,793)	-125.1%	(39,282)	-50.8%	5,489	-14.0%

Other income (expense):
Interest expense, net	(193,513)	-716.2%	(160,063)	-207.0%	(33,450)	20.9%
Interest income - amortization of debt discount	40,465	149.8%	-	0.0%	40,465	n/a
Derivative expense	-	0.0%	-	0.0%	-	n/a
Change in fair value of derivative liability	-	0.0%	-	0.0%	-	-100.0%
Gain (loss) on extinguishment of debt	179,768	655.3%	-	0.0%	179,768	n/a
Other income	-	0.0%	-	0.0%	-	n/a
Total other income (expense)	26,720	98.9%	(160,063)	-207.0%	186,783	-116.7%

Income (loss) before income taxes	(7,073)	-26.2%	(199,345)	-257.7%	192,272	-96.5%

Income taxes	-	0.0%	-	0.0%	-	n/a

Net income (loss)	$(7,073)	-26.2%	$(199,345)	-257.7%	192,272	-96.5%

Operating Loss; Net Loss

Our net loss decreased by $192,272, from ($199,345) for the three months ended September 30, 2019 to ($7,073) for the three months ended September 30, 2020. Our operating loss decreased by $5,489, from ($39,282) to ($33,793) for the same periods. The decrease in our net loss for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is primarily the result of us shifting our business model such that we are only leasing our devices through distributors and directly to customers, which was a leading factor leading to lower payroll expense, lower professional fees, lower general and administrative expense, and we also benefitted from a gain on extinguishment of debt. These changes are detailed below.

Revenue

Monitoring Revenues. Monitoring revenues decreased by $49,122, or 100.0%, to $0 in the third quarter of fiscal year 2020 from $49,122 in the third quarter last year. The decrease is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

Distributorship Revenues. Distributorship revenues decreased by $1,200, or -4.3%, to $27,020 in the third quarter of fiscal year 2020 from $28,220 in the third quarter last year.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2020 was $0, compared to ($10,788) for the three months ended September 30, 2019. Our cost of revenue for the three months ended September 30, 2019 was completely related to our monthly monitoring services we provided directly to our end-user customers. The decrease in our cost of revenue was due to change in our business model where all of our revenue is from distributors that lease devices directly to the end users.

Payroll

Payroll expense decreased by $7,178, or -21.9%, to $25,620 in the third quarter of fiscal year 2020 from $32,798 in the third quarter last year. The decrease in payroll is due to decreasing personnel in the third quarter of fiscal year 2020 compared to third quarter of last year. Our decrease in personnel is related to the shift in our business model, where our distributors now lease the devices to end-users and handle the maintenance, monitoring, etc. for the devices.

Professional Fees

Professional fees decreased by $10,851, or -32.2%, to $22,816 in the third quarter of fiscal year 2020 from $33,667 in the third quarter last year. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to grow if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $48,570, or -79.7%, to $12,377 in the third quarter of fiscal year 2020 from $60,947 in the third quarter last year. The decrease is due to the following:

●	Decrease of approximately $15,000 in royalty expense in the third quarter of fiscal year 2020 compared to third quarter last year, due to Doheny Group waiving its right to royalties on January 1, 2020.
●	Decrease of approximately $8,000 in insurance expense as we did not have any special part purchases in the third quarter of fiscal year 2020 compared to third quarter of last year.
●	Decrease of approximately $18,000 in rent expense in the third quarter of fiscal year 2020 compared to third quarter last year.

Interest Expense, Net

Interest expense, net increased by $33,450, or 20.9%, to $193,513 in the third quarter of fiscal year 2020 from $160,063 in the third quarter last year. Our interest expense is related to the interest we own on short term note payables. The increase is due to increase in loans from long term note payables.

Interest Expense – Amortization of Debt Discount

Interest expense – amortization of debt discount increased by $40,465, to $40,465 in the third quarter of fiscal year 2020 from $0 in the third quarter last year. The increase is due to the extinguishment of convertible note payables during the three months ended September 30, 2020.

Gain on Extinguishment of Debt

Our gain on extinguishment of debt increased by $179,768, or 100.0%, to $179,768 in the third quarter of fiscal year 2020 from $0 in the third quarter last year. The increase is due to forgiveness and settlement of debt in the third quarter of fiscal 2020.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020		2019		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues:
Monitoring revenues	$-	0.0%	$412,365	86.4%	$(412,365)	-100.0%
Distributorship revenues	103,035	100.0%	64,901	13.6%	38,134	58.8%
Total revenues	103,035	100.0%	477,266	100.0%	(374,231)	-78.4%

Cost of revenues:
Monitoring cost of revenue	-	0.0%	14,445	3.0%	(14,445)	-100.0%
Distribution cost of revenue	-	0.0%	-	0.0%	-	n/a
Total cost of revenues	-	0.0%	14,445	3.0%	(14,445)	-100.0%

Gross profit	103,035	100.0%	462,821	97.0%	(359,786)	-77.7%

Operating expenses:
Payroll	43,125	41.9%	243,516	51.0%	(200,391)	-82.3%
Professional fees	66,116	64.2%	180,964	37.9%	(114,848)	-63.5%
General and administrative	45,376	44.0%	192,439	40.3%	(147,063)	-76.4%
Total operating expenses	154,617	150.1%	616,919	129.3%	(462,302)	-74.9%

Income (loss) from operations	(51,582)	-50.1%	(154,098)	-32.3%	102,516	-66.5%

Other income (expense):
Interest expense, net	(544,566)	-528.5%	(498,871)	-104.5%	(45,695)	9.2%
Interest expense - amortization of debt discount	-	0.0%	-	0.0%	-	n/a
Derivative expense	(255,482)	-248.0%	-	0.0%	(255,482)	n/a
Change in fair value of derivative liability	-	0.0%	(7,390)	-1.5%	7,390	-100.0%
Gain (loss) on extinguishment of debt	462,964	449.3%	54,764	11.5%	408,200	745.4%
Other income	2,000	1.9%	-	0.0%	2,000	n/a
Total other income (expense)	(335,084)	-325.2%	(451,497)	-94.6%	116,413	-25.8%

Income (loss) before income taxes	(386,666)	-375.3%	(605,595)	-126.9%	218,929	-36.2%

Income tax	-	0.0%	1,600	0.3%	(1,600)	-100.0%

Net income (loss)	$(386,666)	-375.3%	$(607,195)	-127.2%	220,529	-36.3%

Operating Loss; Net Loss

Our net loss decreased by $220,529, from ($607,195) for the nine months ended September 30, 2019 to ($386,666) for the nine months ended September 30, 2020. Our operating loss decreased by $102,516, from ($154,098) to ($51,582) for the same periods. The decrease in our net loss for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily the result of us shifting our business model such that we are only leasing our devices through distributors and directly to customers, which was a leading factor leading to lower payroll expense, lower professional fees, lower general and administrative expense, and we also benefitted from a gain on extinguishment of debt. These changes are detailed below.

Revenue

Monitoring Revenues. Monitoring revenues decreased by $412,365, or 100.0%, to $0 in the nine months ended September 30, 2020 compared to $412,365 in the nine months ended September 30, 2019. The decrease is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

Distributorship Revenues. Distributorship revenues increased by $38,134, or 58.8%, to $103,035 in the nine months ended September 30, 2020 from $64,901 in the nine months ended September 30, 2019. The increase is due to change in our business model where all of clients come from distributors and we no longer lease devices directly to end users.

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2020 was $0, compared to $14,445 for the nine months ended September 30, 2019. Our cost of revenue for the nine months ended September 30, 2019, was completely related to our monthly monitoring services we provided directly to our end-user customers. The decrease in our cost of revenue was due to change in our business model where distributors lease devices directly to end users.

Payroll

Payroll expense decreased by $200,391, or 82.3%, to $43,125 in the nine months ended September 30, 2020 from $243,516 in the nine months ended September 30, 2019. The decrease in payroll is due to decreasing personnel in the nine-month period in 2020 compared to the same period last year. Our decrease in personnel is related to the shift in our business model, where our distributors now lease the devices to end-users and handle the maintenance, monitoring, etc. for the devices.

Professional Fees

Professional fees decreased by $114,848, or 63.5%, to $66,116 in the nine months ended September 30, 2020 from $180,964 in the nine months ended September 30, 2019. These fees are largely related to fees paid for legal, accounting and audit services. We expect these fees to grow if our business expands. In the event we undertake an unusual transaction, such as an acquisition, securities offering, or file a registration statement, we would expect these fees to substantially increase during that period.

General and Administrative Expenses

General and administrative expenses decreased by $147,063, or 76.4%, to $45,376 in the nine months ended September 30, 2020 from $192,439 in the nine months ended September 30, 2019. The decrease is due to the following:

●	Decrease of approximately $30,000 in royalty expense in the first, second, and third quarter of fiscal year 2020 compared to the first, second, and third quarter last year, due to Doheny Group waiving its right to royalties on January 1, 2020.

●	Decrease of approximately $12,000 in special part purchase expense as we did not have any special part purchases in the first, second, and third quarter of fiscal year 2020 compared to first, second and third quarter of last year.

●	Decrease of approximately $20,000 in license and fees expense in the first, second, and third quarter of fiscal year 2020 compared to first, second, and third quarter last year.

●	Decrease of approximately $12,000 in license and fees expense in the first, second, and third quarter of fiscal year 2020 compared to first, second, and third quarter last year.

●	Decrease of approximately $50,000 in rent expense in the first, second, and third quarter of fiscal year 2020 compared to the first, second, and third quarter last year.

●	Decrease of approximately $12,000 in merchant fee in the first, second, and third quarter of fiscal year 2020 compared to the first, second, and third quarter last year.

Interest Expense

Interest expense increased by $45,695, or 9.2%, to $544,566 in the nine months ended September 30, 2020 from $498,871 in the nine months ended September 30, 2019. Our interest expense is related to the interest we own on short term note payables. The increase is due to increase in loans from long term note payable

Derivative Expense

During the nine months ended September 30, 2020, we had a derivative expense of $255,482 compared to $0 for the nine months ended September 30, 2019. The derivative expense in the period in 2020 resulted from conversion feature on certain convertible promissory note.

Change in Fair Value of Derivative Liability

During the nine months ended September 30, 2020, we had a change in fair value of derivative liability of $0 compared to ($7,390) for the nine months ended September 30, 2019. Change in fair value of derivative liability results from changes in valuation at end of the reporting period. Since the conversion price on the promissory note is calculated based on a discount to the closing price of our common stock, as our closing price fluctuates it changes the fair value of the derivative liability.

Gain on Extinguishment of Debt

Our gain on extinguishment of debt increased by $408,200, or 745.4%, to $462,964 in the nine months ended September 30, 2020 from $54,764 in the nine months ended September 30, 2019. The increase is due to forgiveness and settlement of debt in the second and third quarters of fiscal 2020.

Other Income

Our other income increased by $2,000, to $2,000 in the nine months ended September 30, 2020 from $0 in the nine months ended September 30, 2019. The increase is due to a grant from an SBA loan in the second quarter of fiscal 2020.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Introduction

Our cash on hand as of September 30, 2020 was $5,694, compared to $91,314 at December 31, 2019. During the nine months ended September 30, 2020 and 2019, because of our operating losses, we did not generate positive operating cash flows. As a result, we have short term cash needs. These needs are being satisfied through proceeds from the sales of our securities and loans from both related parties and third parties. We currently do not believe we will be able to satisfy our cash needs from our revenues for some time.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2020 and as of December 31, 2019, respectively, are as follows:

	September 30, 2020	December 31, 2019	Changes

Cash	$5,694	$91,314	$(85,620)
Total current assets	$14,724	$113,361	$(98,637)
Total assets	$21,205	$119,842	$(98,637)
Total current liabilities	$1,413,061	$1,335,462	$77,599
Total liabilities	$3,583,061	$3,366,497	$216,564

Our current assets decreased as of September 30, 2020 as compared to December 31, 2019, primarily due to us having less cash on hand at September 30, 2020. The decrease in our total assets between the two periods was also primarily related to us having less cash on hand and at September 30, 2020.

Our current liabilities increased as of September 30, 2020 as compared to December 31, 2019. This increase was primarily due to increases in accrued interest and accrued interest-related party, partially offset by decreases in accrued expenses, income taxes payable, and notes payable-related party.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities are summarized as follows:

	Nine Months Ended September 30,
	2020	2019	Changes

Net cash provided by (used in):
Operating activities	$(91,220)	$(238,713)	$147,493
Financing activities	5,600	342,311	(336,711)
Net increase (decrease) in cash	$(85,620)	$103,598	$(189,218)

Operations

We had net cash used in operating activities of $91,220 for the nine months ended September 30, 2020, as compared to $238,713 for the nine months ended September 30, 2019. For the period in 2020, the net cash used in operating activities consisted primarily of our net loss of $386,666, adjusted primarily by gain on extinguishment of debt of $462,964, amortization of debt discount of $8,527, as well as changes in, accrued expenses of ($25,425), accounts receivable $11,818, prepaid expenses of $1,199, accrued interest-related party of $432,998, accrued interest of $80,541, and income tax payable of ($6,730). For the period in 2019, the net cash used in operating activities consisted primarily of our net income (loss) of ($607,195), adjusted primarily by stock or warrants issued for services of $24,500, amortization of debt discount of $18,316, loss on extinguishment of debt of ($54,764), as well as changes in, accrued expenses of ($37,071), accounts receivable of ($11,976), prepaid expenses of ($16,667), deferred revenue of ($74,980), accrued royalties payable of $29,750, accrued interest- related party of $454,500, and accrued interest of $27,388.

Investments

We did not have any cash provided by/used in investing activities in the nine months ended September 30, 2020 or September 30, 2019.

Financing

We had net cash provided by financing activities for the nine months ended September 30, 2020 of $5,600, compared to $342,311 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our net cash from financing activities consisted of proceeds from issuance of an EIDL loan of $150,000, partially offset by repayments of notes payable of $123,400, proceeds from issuance of convertible note payable of $237,750, and principal payments on convertible notes payable of $258,750. For the nine months ended September 30, 2019, our net cash from financing activities consisted of proceeds from related party notes payable of $373,900, partially offset by repayments of notes payable of $31,589.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2019, we consider our estimates on inventory valuation, long-lived assets and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2020.

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

Commitments and Contingent Liabilities

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of September 30, 2020, we have no contingent liability that is required to be recorded nor disclosed.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to rules adopted by the Securities and Exchange Commission we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules promulgated under the Securities Exchange Act of 1934. This evaluation was done as of the end of September 30, 2020 under the supervision and with the participation of our principal executive officer and our principal financial officer.

Based upon our evaluation, our principal executive and financial officer concluded that, as of September 30, 2020, our existing disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. With only two officers in charge of such reporting controls, there is no backup to the oversight of such individual and thus such disclosure controls and procedures may not be considered effective.

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

Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. Our president conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2020, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020 and identified the following material weaknesses, which are outlined further in our Annual Report on Form 10-K for the year ended December 31, 2018:

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

During the three months ended September 30, 2020, we did not issue any unregistered securities:

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

Stock Purchase Agreement

On October 2, 2020, The Doheny Group, LLC, an entity controlled by our sole officer and director, agreed to sell all of its common stock and Series A Preferred Stock pursuant to the terms of a Stock Purchase Agreement (the “Agreement”). Under the terms of the Agreement, if the parties meet certain pre-closing conditions, then the Doheny Group, LLC will sell 110,617,521 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock to Song Dai. The shares represent approximately 84.83% of the issued and outstanding shares of our common stock, 100% of our Series A Preferred Stock, and 91.41% of the voting power of all securities of our company, which would result in a change in control. In addition, if the pre-closing conditions are satisfied under the Agreement, then at Closing, our sole officer and director will resign, we will appoint new officers and directors, and we will sell our current assets and operations to a private company in exchange for the private company assuming all of our liabilities at closing. We were a party to the Agreement for the purpose of acknowledging certain representations and warranties about the company in the Agreement. We are not issuing any additional securities, or receiving any money, as a result of the closing of the transactions contemplated by the Agreement. The description of the Agreement set forth in this report is qualified in its entirety by reference to the full text of that document, which is attached hereto as Exhibit 10.26.

ITEM 6 Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of Jam Run Acquisition Corporation dated June 28, 2013

3.2 (2)	Articles of Amendment to Articles of Incorporation to Jam Run Acquisition Corporation dated February 6, 2014 (changing corporate name to Blow & Drive Interlock Corporation)

3.3 (3)	Articles of Amendment to Articles of Incorporation to Blow & Drive Interlock Corporation dated October 28, 2019 (increasing authorized common stock to Ten Billion (10,000,000,000) shares)

3.4 (1)	Bylaws of Jam Run Acquisition Corporation (now Blow & Drive Interlock Corporation) dated June 2013

10.1 (4)	Supply Agreement by and between BDI Manufacturing, Inc., an Arizona corporation, and C4 Development Ltd. dated June 29, 2015

10.2 (5)	Secured Promissory Note and Agreement with Ira Silver dated January 20, 2016

10.3 (5)	Secured Promissory Note and Agreement with Chaim K. Wainer dated October 29, 2015

10.4 (6)	Loan and Security Agreement with Doheny Group, LLC dated September 30, 2016

10.5 (6)	Phase 1 Loan Agreement with D1oheny Group, LLC dated September 30, 2016

10.6 (6)	Royalty Agreement with Doheny Group, LLC dated September 30, 2016

10.7 (6)	Common Stock Purchase Agreement with Doheny Group, LLC dated September 30, 2016

10.8 (7)	Amendment No. 1 to Loan and Security Agreement with Doheny Group, LLC dated June 3, 2017

10.9 (7)	Amendment No. 1 to Royalty Agreement with Doheny Group, LLC dated June 3, 2017

10.10 (8)	Form of Securities Purchase Agreement

10.11 (8)	Settlement Agreement by and between Blow & Drive Interlock Corporation and J C Lopez/BDI Interlock LLC dated January 21, 2018 (memorializes oral agreement between the parties dated September 30, 2017)

10.12 (9)	Agreement to Purchase Common Stock and Preferred Stock dated December 31, 2018

10.13 (10)	Debt Conversion and Series A Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and Laurence Wainer dated March 7, 2017

10.14 (12)	Debt Conversion and Series B Preferred Stock Purchase Agreement by and between Blow & Drive Interlock Corporation and The Doheny Group dated September 6, 2019

10.15 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and Crown Bridge Partners, LLC dated February 25, 2020

10.16 (11)	Convertible Promissory Note issued to Crown Bridge Partners, LLC dated February 25, 2020

10.17 (11)	Common Stock Purchase Warrant issued to Crown Bridge Partners, LLC dated February 25, 2020

10.18 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and Auctus Fund, LLC dated February 24, 2020

10.19 (11)	Convertible Promissory Note issued to Auctus Fund, LLC dated February 24, 2020

10.20 (11)	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated February 24, 2020

10.21 (11)	Securities Purchase Agreement between Blow & Drive Interlock Corporation and EMA Financial, LLC dated February 24, 2020

10.22 (11)	Convertible Promissory Note issued to EMA Financial, LLC dated February 24, 2020

10.23 (13)	Settlement Agreement between Blow & Drive Interlock Corporation and Crown Bridge Partners, LLC dated May 15, 2020

10.24 (13)	Settlement Agreement between Blow & Drive Interlock Corporation and Auctus Fund, LLC dated May 18, 2020

10.25 (13)	Settlement Agreement between Blow & Drive Interlock Corporation and EMA Financial, LLC dated May 15, 2020

10.26 (14)	Stock Purchase Agreement dated October 2, 2020 by and between Blow & Drive Interlock Corporation, The Doheny Group, LLC and Song Dai.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, filed with the Commission on September 30, 2013.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on June 27, 2019

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 31, 2019

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 17, 2016.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 21, 2016.

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on August 21, 2017.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on February 9, 2018.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 11, 2019.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 15, 2017

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 5, 2020

(12)	Incorporated by reference from our Annual Report on Form 10-K filed with the Commission on March 30, 2020

(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 5, 2020

(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 5, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: October 23, 2020		/s/ David Haridim
	By:	David Haridim
President (Principal Executive Officer)

