Form 10-K
period 2020-12-31
Blow & Drive Interlock Corp
filed 2021-03-12
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated fi ler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates is $1,214,098.56 as based on last reported sales price of such stock on June 30, 2020. The voting stock held by non-affiliates on that date consisted of 26,979,968 shares of common stock the closing stock price was $0.045.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 1, 2021, there were 140,397,290 shares of common stock, $0.001 par value, issued and outstanding, and 10,000,000 issues of preferred stock issued and outstanding, par value $0.0001.

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

ITEM 1 – BUSINESS

Corporate History

Prior to the acquisition of our wholly-owned subsidiary as described below, our main business consisted of the manufacture and sale of a Breath Alcohol Ignition Interlock Device (BAIID) we developed known as the BDI-747 Ignition Interlock Device (the “BDI-747/1”), which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales prior to starting their vehicle. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

Current Business

Shortly after changing our business focus towards the eSports industry, which we regard as a potentially high growth and profitable industry, we identified certain opportunities to engage in the business related to e-sports in South East Asia, which has seen high growth over the last 3 years, and determined that we should pursue that business opportunity. We entered into negotiations with LTL, and have closed that acquisition as of November 18, 2020.

Currently, the Company is a holding company and has no principal business other than LTL’s business. As a result of the closing of the SEA, LTL is a wholly-owned subsidiary of the Company which operates an eSports platform in Malaysia. All references to Company herein include its operating subsidiary LTL unless otherwise noted.

Esports Industry and Segment

Definition of eSports:

“Esports (also known as electronic sports, e-sports, or eSports) is a form of sport competition using video games. Esports often takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Although organized competitions have long been a part of video game culture, these were largely between amateurs until the late 2000s, when participation by professional gamers and spectatorship in these events through live streaming saw a large surge in popularity. By the 2010s, esports was a significant factor in the video game industry, with many game developers actively designing and providing funding for tournaments and other events.” (Source: Wikipedia)

Growth of eSports

In 2020, the global eSports market was valued at just over US$950 million. According to the source's estimates, global eSports market revenue will reach almost US$1.6 billion in 2023. The eSports industry is expected to grow rapidly in the coming years. The majority of these revenues come from sponsorships and advertising, and the rest from media rights, publisher fees, merchandise and tickets, digital and streaming. In terms of revenues, Asia and North America represent the two largest eSports markets, with China alone accounting for almost one fifth of the market. (Source: Statistica)

In 2016, ASEAN decided to enter the market by hosting its very own eSports tournament. Malaysia, in collaboration with eSports Malaysia hosted the first ever ASEAN Games for eSports (AGES) with a prize pool of around US$256,000.

Most recently, the 2018 Asian Games, held in Jakarta and Palembang simultaneously, had – for the first time – six demonstration games as part of its eSports event. The games were Arena Of Valor, Hearthstone, Pro Evolution Soccer, League Of Legends, Clash Royale and StarCraft 2. (Source: Newzoo)

Other reasons why the eSports market is increasing in the region are due to growing regional incomes. According to a Newzoo report from 2015, the “Big Six” countries in Southeast Asia for eSports are Vietnam, Thailand, Philippines, Indonesia, Malaysia and Singapore. The report stated that these countries account for 99 percent of the region’s eSports revenue. The “Big Six” countries mentioned in the report have flourishing economies and a growing middle-class population. As populations grow, more disposable income is spent on hobbies and leisure activities which includes video games.

Our Product Portfolio

Our current product is an e-sports platform which is www.Matchroom.net. Matchroom features an integrated e-sports tournament site that allows tournament organizers, brands, players and game developers to organize e-sports tournaments on our platform utilizing our platform tools. Matchroom tools includes user registrations, payments, communications, livestream link ups, wallet system and many other community features.

Market, Customer and Distribution Methods

Our focus in regards of target markets encompasses the emerging markets (South East Asia, Middle East, and South Asia) in terms of geography, and users between the ages of 17 – 35. As most of these markets are mobile centric, our focus is mainly towards mobile e-sport tournaments. As such, we also focus on working with mobile network operators in our target markets, as they have direct access to their mobile subscribers, which are our target audience as well.

Sales and Marketing

Our sales strategy is geared towards a subscription model, at which users subscribe to a tournament pass that allows them to participate in a series of tournaments which has prize pools and benefits. Our partnerships with mobile network operators extend our payment reach through direct carrier billings with the mobile network operators in the respective countries in which we work.

By building up the community of e-sports players, brands can sponsor some of these prize pools by offering product ad placements, sampling and giveaways. This will be further amplified by offerings of ecommerce opportunities for brands to sell their product on our platform.

Our marketing strategy revolves around digital marketing through social media, brand marketing, influencer marketing and working with mobile carriers to co-promote our tournaments.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction in which we conduct our current business. As of now, there are no additional required government approvals which we must obtain.

Competition

There has been increased competition on eSports providers in this region over the last 2 years. E-sports platforms such as ESPL, Mogul.gg, Yamisok, ESL, and several others are constantly expanding their reach across the South East Asian and South Asian markets.

Our key competitors include some of the following:-

ESPL (E-Sport Player League) – A new esports platform that has recently emerged out of Malaysia and has been aggressively focused on professional esports management and platform. It has expanded its reach towards India as well as in South East Asia

Mogul.gg – An Australian-based esports platform, and has seen its expansion in Australia and Philippines. It focuses on community esports as opposed to Professional Esports

Yamisok – An Indonesian-based esports platform that also focuses on community esports and also works with brands and mobile carriers, primarily in Indonesia to carry out community tournaments in Indonesia

ESL (Electronic Sports League) – A German-based esports company that has operated many international tournaments with major partnership with Valve. ESL also has a esports platform but mainly focuses on Europe and US markets.

Business Plan

The year 2020 saw most countries and economies deal with the Covid-19 pandemic, as it was still spreading across continents. While responding to the pandemic has led to many innovations and digitization in many sectors, eSports has also been affected. Esports has traditionally been offline-based, due to its competitive factor and focus on fair play. With on-ground events largely restricted, there has been a growth in online tournaments. More gamers are getting online to compete with others, as well as the growth of online viewers watching livestreams. This has also led to higher data consumption usage of the internet, mainly mobile data consumption.

2021 will see the Company focusing on working with mobile network operators within South East Asia to extend our platform’s (Matchroom) product offerings via a subscription model, at which mobile subscribers will subscribe to a data package that offers a tournament pass, at which users are able to compete in a series of tournaments that is offered.

Matchroom will focus on delivering eSports content to the market through the following:

1) White label solutions with mobile network operators to cater to their users

2) Launch of Matchroom’s Regional Tournaments and working with mobile network operators in each country to promote and provide a direct carrier billing subscription method for their users to subscribe.

3) Brand partnerships to carry out online eSports tournaments and livestream content for brand exposure and engagement.

Based on our current roadmap, we intend to cover South East Asia, namely Malaysia, Philippines, Indonesia, Thailand, Singapore and Cambodia within the next 18 months. The following 18 months in 2022-2023 will see us incorporating Vietnam, South Asia, Middle East and African markets into our platform.

To cater to our expansion, our platform roadmap also focuses on several priorities:-

1) Enhancement of our current platform to enable deep-linking with mobile carriers

2) Launch of a redemption and ecommerce platform

3) Enhancements of our current esports tools and services

4) Gamifications and User Experience enhancements

5) Multi language and geographical-led content management.

6) Software development kits (SDK) for better onboarding of game developers and tournament operators.

7) Customer Engagement and Community management tools for better customer experience.

We will also need to recruit computer gaming employees and consultants, and executives that will lead localized teams across the region, especially in Philippines, Indonesia and Thailand where there is a distinct local culture that calls for localization of content in that particular country. We also expect to expand our development and operations team to cater to more tournaments including automations, data mining, customer retentions & userbase including monetization strategies.

We expect our revenues to continue growing in 2021 onwards, especially through our mobile carrier partnerships as well as our subscription model which is expected to in line with our user growth and platform deliverables.

Employees

As of December 31, 2020, we have approximately 15 full time employees based in Malaysia and 2 full time employees based in the Philippines. We have never experienced a work stoppage.

Description of Properties

Our principal executive offices are located at 502, 5th Floor, Menara Mutiara Majestic, 15 Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Our telephone number is +603 7783 1636. We have no present intention of acquiring other facilities during our development stage.

We do not currently have any investment or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

We were incorporated under the name Jam Run Acquisition Corporation on July 2, 2013 in the State of Delaware. From inception through early February 2014, we were a blank check company and qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012, with a business plan of entering into a transaction with a foreign or domestic private company in order for that company to become a reporting company as part of the process toward the public trading of its stock. We ceased being a shell company upon the filing of our Form 8-K on November 18, 2020

Available Information

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

ITEM 1A. – RISK FACTORS.

As a smaller reporting company, we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

General Risks Relating to our Business, Operations of Financial Condition

We have a limited operating history and are subject to the risks encountered by early-stage companies

LTL officially launched its commercial service (Matchroom) in Malaysia in January, 2019. Because LTL has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

•	That we may not have sufficient capital to achieve our growth strategy;

•	That we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers' requirements;

•	That our growth strategy may not be successful; and

•	That fluctuations in our operating results will be significant relative to our revenues

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business could be significantly harmed.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

Although we have begun to generate revenues, we have incurred significant losses since inception. We expect to incur increased costs to implement our business plan and increase revenues, such as costs relating to expanding our subscribers’ growth.

If our revenues do not increase to offset these additional expenses, or if we experience unexpected increases in operating expenses, we will continue to incur significant losses, and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  If we do not continue as a going concern, investors could lose their entire investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. If we do not generate sufficient revenues, do not achieve profitability, or do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

Increasing competition within our emerging industry could have an impact on our business prospects.

The e-sports industry is the latest high growth industry on which many are looking to capitalize. Consequently, it is becoming a very competitive industry, with new competitors frequently entering the market.

These competing companies may have significantly greater financial and other resources than we have, and may have been developing their products and services longer and more successfully than we have been developing ours. Although we are differentiated from our competitors by focusing on emerging markets and leveraging on the mobile carrier network, increased competition may still have a negative impact on our profit margins.

The eSports industry is also becoming intensely more competitive from a tech perspective. Successful competitors of ours typically have better networking or deep integrations with game developers mainly in the US that give them a competitive edge. As these competitors have an established base of market operation, moving towards emerging markets may be their respective future strategies.

Increasing competition affects a majority of the participants in the eSports market, as users are increasingly more driven by instant gratification and gaming tools that are user friendly; while brands/organizations are interested in enhancing cost control and revenue generation.

Our operating results may fluctuate in future periods, which may adversely affect our stock price

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic climate. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to telecommunications service providers and internet businesses, in part due to changes in the global economic climate

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to attract and retain customers

•	Price and product competition in the e-sports industries, which can change rapidly due to technological innovation and different business models

•	The overall movement toward industry consolidation among both our competitors and our customers

The markets in which we compete are intensely competitive

The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in markets for our products and in our priorities.

Industry consolidation may lead to increase competition and may harm our operating results.

There has been a trend towards industry consolidation in our industry for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry, and as companies are acquired or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition.

Economic conditions in certain international markets could adversely affect demand for the products we sell.

Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including paying to participate or watch, when there are favorable economic conditions; this of course also extends to the brands, sponsors, and telecommunications partners that we plan to most leverage through Matchroom.

Consumer spending may be affected by many economic and other factors outside of the Company’s control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, political conditions and the effect of weather, natural disasters, public health crises, including the recent outbreak of the coronavirus (or COVID-19), and civil disturbances.

The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. These and other economic factors could adversely affect demand for our products, which may negatively impact our business, results of operations and financial condition.

The e-sports industry has historically been relatively sensitive to external pressure; potentially affected by level of prize pools, introduction of new games, consoles, and technologies that may negatively impact the demand for existing products or our pre-owned businesses

The e-sports industry has historically been sensitive to external pressures, especially in response to the level of prize pools across recent competitions, introduction and/or retirement of game titles, consumer preferences, adoption of new technologies/platforms, and more.

These kinds of changes typically favor the most innovative and better capitalized businesses that are able to maintain their competitive edge by keeping up with the times and giving the customers what they want.

Technological advances in the delivery and types of e-sports competition, as well as changes in consumer behavior related to these new technologies, have and may continue to lower our sales.

Technological advances in the tools that facilitate an e-sports competition, as well as changes in consumer behavior related to these new technologies, have and may continue to lower our sales

As our competitors implement more tools that can better deliver and facilitate high quality e-sports experiences, our customers may no longer choose to perform their business with us, thereby negatively impacting our sales and business performance.

If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage

The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence.

Games, and by association e-sports, are now played on a wide variety of mediums, including mobile phones, tablets, social networking websites, and more. This is especially true when it comes to the great exodus of serious gamers from the more traditional PC and console gaming to the newer mobile devices.

In order to continue to compete effectively in the e-sports industry, we need to respond effectively to these changes and understand their impact on our customers’ preferences. However, it may take significant time and resources to respond to these technological changes and the resulting effects on consumer behavior. Our business and results of operations may be negatively impacted if we fail to keep pace with these changes.

As a seller of certain consumer products, we are subject to various federal, state, local, and international laws, regulations, and statutes

While we take steps to comply with these laws, there can be no assurance that we will be in total compliance, and failure to comply with these laws could result in litigation, regulatory action and penalties which could have a negative impact on our business, financial condition, and results of operations. In addition, our partners and stakeholders might not adhere to the necessary policies, rendering our business susceptible to legal lawsuits which can severely impact our profitability.

Failure to attract and retain executive officers and other key personnel could materially adversely affect our financial performance.

Our success depends upon our ability to attract, motivate, and retain a highly trained and engaged workforce, including key executives, management and skilled merchandising, marketing, financial, and administrative personnel. In addition, the turnover rate in the industry is relatively high, and there is an ongoing need to recruit and train new employees.

Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Our inability to recruit a sufficient number of qualified individuals or our failure to retain key executive officers and other employees in the future may have a negative impact on our business and results of operations.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

We do not currently own any real property.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended December 31, 2020.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “BDIC.” We were listed on June 30, 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2020 and 2019, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2019	First Quarter	$0.09	$0.05
	Second Quarter	$0.10	$0.06
	Third Quarter	$0.09	$0.02
	Fourth Quarter	$0.05	$0.03

2020	First Quarter	$0.05	$0.03
	Second Quarter	$0.04	$0.02
	Third Quarter	$0.09	$0.03
	Fourth Quarter	$0.15	$0.04

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

Holders

As of December 31, 2020, there were 140,397,289 shares of our common stock outstanding held by 144 holders of record and numerous shares held in brokerage accounts. Of these shares, 19,779,768 were held by non-affiliates.

As of December 31, 2020, there were 11,000,000 shares of our preferred stock outstanding, with 1,000,000 shares being Series A Preferred Stock. Our Series A Preferred has One Million (1,000,000) shares issued and the following rights: (i) no dividend rights; (ii) no liquidation preference over our common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. As of December 31, 2020, all 1,000,000 shares of Series A Preferred Stock were held by Mr. Song Dai.

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

Currently, we do not have any equity compensation plans. As a result, we did not have any options, warrants or rights outstanding under equity compensation plans as of December 31, 2020.

Recent Issuance of Unregistered Securities

During the three months ended December 31, 2020, we issued 10,000,000 shares of our common stock to nine (9) individuals. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, and Regulation S promulgated thereunder.

If our stock is listed on an exchange, we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

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

Impact of COVID-19 on our business

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. On March 19, 2020, the Malaysian Prime Minister issued a Movement Control Order (MCO), which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. Eventually, the MCO was lifted as of June 9, 2020, and certain safe-distance and other controlling protocols were put into place, which were in effect until December 31, 2020. The Malaysian Government has since extended the MCO until January 26 and then again to March 31, 2021.

In 2020, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business and results of operations, as the ongoing pandemic is likely to continue to depress economic activity and reduce the demand for our products and services, as well as disrupt supply chains. Although the duration and severity of the COVID-19 pandemic, and resulting economic impacts, remain uncertain, we expect that our business operations and results of operations, will be adversely impacted through 2021, and possibly longer.

Overview and Outlook

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Year ended December 31, 2020 compared to the year ended December 31, 2019

	Years ended December 31,
	2020	2019

Revenues, net	$73,416	$52,386

Operating expenses:
IT operating expense	(361,282)	(179,723)
Research and development	(35,975)	(103,376)
General and administrative	(539,146)	(462,511)

Total operating expenses	(936,403)	(745,610)

Other income:
Sundry income	16,747	–

Loss before income taxes	(846,240)	(693,224)

Income tax expense	–	–

NET LOSS	$(846,240)	$(693,224)

During the years ended December 31, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2020			December 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Gogopass Asia Sdn Bhd	$41,222	56%		$3,594
PayTM First Games Private Limited	10,550	14%		11,002
Smart Communications Inc	9,993	14%		–

Total:	$61,765	84%	Total:	$14,596

	Year ended December 31, 2019			December 31, 2019
Customers	Revenues	Percentage of revenues		Accounts receivable

Smart Communications Inc	$23,741	45%		$–
Hu Entertainment Sdn Bhd	11,837	23%		–
TFP Soft Sdn Bhd	7,875	15%		–
Person Edge Sdn Bhd	7,247	14%		–

Total:	$50,700	97%	Total:	$–

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased by 40.1% to $73,416 for the year ended December 31, 2020, from $52,386 for the year ended December 31, 2019. The increase in revenue is mainly due to more sponsorship to their gaming events.

IT operating expenses increased by 101.0% to $361,282 for the year ended December 31, 2020, from $179,723 for the year ended December 31, 2019. The increase in IT operating expenses is due to the growth in gaming tournaments and events in 2020, as compared to 2019.

Research and development expense decreased by 65.2% to $35,975 for the year ended December 31, 2020, from $103,376 for the year ended December 31, 2019. The decrease in research and development expense is due to completion of research and development and the beginning of commercial operations.

General and administrative expenses increased by 16.6% to $539,146 for the year ended December 31, 2020, from $462,511 for the year ended December 31, 2019. The increase in general and administrative expenses is in line with the growth in business activities in 2020, as compared to 2019.

Net loss increased 22.1% to $846,240 for the year ended December 31, 2020, from $693,224 for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $38,985, accounts receivable of $20,630, deposit and other receivables of $2,897. Such cash amount and other sources of liquidity were not sufficient to support our operation in the next twelve months. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(209,895)	$(516,301)
Net cash used in investing activities	(543,012)	(2,256)
Net cash provided by financing activities	752,188	559,468

Net Cash Used In Operating Activities.

For the year ended December 31, 2020, net cash used in operating activities was $209,895, which consisted primarily of a net loss of $846,240 and a decrease in operating lease liabilities of $42, offset by depreciation of $4,684, an increase in accounts receivables of $87,003, a decrease in deposit and other receivables of $25,126, an increase in accrued liabilities and other payables of $120,387 and an increase in accounts payable of $573,193.

For the year ended December 31, 2019, net cash used in operating activities was $516,301, which consisted primarily of a net loss of $693,224 and an increase in operating lease liabilities of $45, offset by depreciation of $4,254, an increase in accounts receivables of $865, an increase in deposit and other receivables of $4,117 and an increase in accrued liabilities and other payables of $177,606.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the year ended December 31, 2020, net cash used in investing activities was $543,012, which consisted primarily of purchase of intangible assets, software and equipment.

For the year ended December 31, 2019, net cash used in investing activities was $2,256, which consisted primarily of purchase of software and equipment.

Net Cash Provided By Financing Activities.

For the year ended December 31, 2020, net cash generated from financing activities was $752,188 consisting primarily of advances from the Company’s related parties.

For the year ended December 31, 2019, net cash generated from financing activities was $559,468, consisting primarily of advances from the Company’s related parties.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Revenue of the Company is derived from the organisation of competitions using video games. Most commonly, esports takes the form of organized, single player and multiplayer video game competitions. Revenues are recognized when the competition is completed, and prize money is awarded. Revenues are earned through sponsorship fees on a per tournament basis.

Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayment and other receivables, amount due from a director and operating lease right-of-use assets, approximate their fair values because of the short maturity of these instruments.

Recent accounting pronouncement

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 – Financial Statements and Supplementary Data

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A – Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Dong Jung, Long, our chief executive officer, and Kamal Hamidon, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Long and Mr. Hamidon concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dai, SONG	Director	59	October 23, 2020
Ding Jung, LONG	Chief Executive Officer	45	November 18, 2020
Kamal Hamidon	Chief Financial Officer	59	November 18, 2020
Ganesha Karuppiaya	Chief Technology Officer	38	November 18, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

DAI, SONG-Director

Dai SONG has served as Director of Bru-Haas, a licensed Telecom Operator in Brunei since 2004 and Malaysia since 1998. He began his career at State Street Bank & Trust in Boston (1984-1986) handling custody services for Institutional Liquid Assets – Goldman Sachs.

From 1986 onwards, Mr. Song worked in Institutional Real Estate Development & Management in the Boston area.

In 1991, he returned to Malaysia and was a consultant for Arthur Andersen & Co. He left to form private companies in the telecoms and IT sectors. As a serial entrepreneur, in 1997, Mr. Song started Bru-Haas as a Telecom Wholesale Provider and has since expanded the network to North Asia, America, Middle East, and Africa.

In 2013, as part of a Joint Venture between Brunei International Gateway Sdn. Bhd. (now Unified National Networks) and Bru-Haas (B) Sdn Bhd, Mr. Dai SONG was the Managing Director of BIG Singapore working with the consortium submarine cable networks of Asia America Gateway, South East Asia Japan Cable System as part of Brunei representation. The consortium members include SingTel, Google, Telstra, Telekom Malaysia, China Telecom, Bharti, China Mobile, PLDT, and other carriers.

In 2020, he co-founded LTL together with Mr. Ding Jung LONG to venture into eSports and social gaming which he strongly believes is a key driver to increase growth in data consumption as part of the overall mobile growth.

Mr. Song received his Bachelor of Science Management (Finance and Accounting) in 1984 from the University of Massachusetts-Boston.

We believe that Mr. Song brings to the Board his deep telecom, finance, and business experience in the South East Asia region.

DING JUNG, LONG-CEO

Ding Jung LONG has been in the Asian gaming scene for more than a decade, having spent the last 15 years in senior management positions in Terra ICT (eGames Global), Asiasoft, Migme and now the Co-founder and CEO of LTL.

He graduated from University of Curtin, Western Australia with a Bachelor’s Degree in Marketing. Mr. Ding Jung LONG started his career in IT companies such as HP and Computer Sciences Corporation. In 2003, he saw the emerging opportunity of the online video game industry and ventured into Terra ICT, being one of the first companies to bring in online video games to Malaysia and subsequently around the South Est Asia region.

From distribution to publishing, he oversaw several hit titles such as O2Jam, Knight Online, Maplestory, Ragnarok Online 2, Sudden Attack and Audition which captured South East Asia users and remains as some of the top grossing revenue drivers in his previous companies.

Prior to co-founding LTL with Dai SONG, he ran Global operations for Migme, a social entertainment platform enhanced with gaming and virtual gifting listed on the ASX with almost 60 million MAU. Mr. Ding Jung LONG brings his considerable management knowledge and expertise in advancing companies from the start-up phase through expansions and revenue growth stages to LTL.

KAMAL HAMIDON-CFO

Kamal has had an extensive career in the banking and financial sector. Throughout his 30 years of banking career, he has been with several local and international banks which includes prime banks such as HSBC, Standard Chartered and Citibank. He specializes in treasury and international trade financing.

Kamal earned a Bachelor’s degree in Business Administration and Management from the Ottawa University-Kansas in 1991. Kamal joined LTL in 2017 as the Chief Financial Officer.

Kamal’s extensive career in international banking, with a specialty in international trade, places him in a unique position to understand both traditional business cashflow models, and the virtual currency components of the Matchroom platform. He currently manages the financial, accounting and human resource administration aspects of the business.

GANESHA KARUPPIAYA-CTO

Mr. Karuppiaya began his career as a Senior Software Engineer, developing web and networking applications. After about 2 years, he joined Bru-Haas (M) Sdn Bhd as a Technical Consultant/Presales Engineer in 2007, supporting the company's telecommunications business functions, from pre-sales to the provision and after-sales support.

During the newly introduced vertical, Ganesha took on an additional role to lead the early RADTRIX Application Development and Integration with Clicque Technology Sdn Bhd, working with Teleradiology clients to lead the team designing, preparing, and integrating the platform with existing Hospitality Information and Radiology Information Systems. He currently leads the technical and application team to further improve and develop RADTRIX.

In 2017, he joined LTL as a CTO to spearhead the development of LTL’s platform, and has since managed both external and internal development teams, looked into new technologies and automations.

Ganesha earned a Bachelor of Science degree in Computer Science from Coventry University, England in 2005.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2020 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures for Appointment of Directors

As of December 31, 2020, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2020, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Song Dai	1	0	0

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2020,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2020 and 2019, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ding Jung, Long	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kamal Hamidon	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dai, Song	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Haridim	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO and Secretary(2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Ding Jung, Long was appointed as CEO on November 18, 2020
(2)	Dai, Song was appointed as director and CEO and CFO on October 23, 2020, and resigned as CEO and CFO on November 18, 2020.
(3)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Since his appointment neither he nor Doheny Group, LLC has received any compensation from us as salary, royalties, stock, or otherwise. He resigned as CEO effective October 23, 2020.

Employment Contracts

Our executive officers are not parties to employment agreements with the Company. Leet Entertainment SDN. BHD, a subsidiary of the Company’s subsidiary Leet Technology Ltd. Ding Jung, Long will be paid 396,000 RM (US$94,294), Kamal Hamidon 216,000 RM (US$51,433) and Ganesha Karuppiaya 60,000 RM (US$14,287). As the Company matures, we expect to enter into compensation arrangements in the near future.

Director Compensation

The following table sets forth director compensation for 2020 and 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dai, Song	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Haridim(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed as director as of October 23, 2020.
(2)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. He resigned effective October 23, 2020.

No director received compensation for the fiscal years December 31, 2020 and 2019. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dai, Song (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
David Haridim (2)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed President, Chief Executive Officer, Secretary and Director on October 23, 2020. He resigned all executive offices except as director on November 18, 2020.
(2)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Mr. Haridam resigned as an officer and director. Neither he nor Doheny Group, LLC received any compensation from us as salary, royalties, stock, or otherwise. He resigned effective October 23, 2020.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2020.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2020.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2020, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

The following table sets forth, as of December 31, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

Dai SONG (1) 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Common Stock	112,617,521	(2)	80.2%

Ding Jung Long 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia	800,000		0.6%

Kamal Hamidon 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia	1,000,000		0.7%

Ganesha Karuppiaya 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia	1,000,000		0.7%

Dai SONG 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Series A Preferred Stock	1,000,000

Directors and officers as a group (common stock)	115,417,521		82.2%

_______________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The total includes 2,000,000 shares issued to Dai Song for his interest in Leet Technology Limited.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Corporate Governance

As of December 31, 2020, our Board of Directors consisted of Song Dai. As of December 31, 2020, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

Our current Board of Directors consists of Song Dai as our sole director.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods for professional services rendered by J&S Associates for the year ended December 31, 2020, and Benjamin & Ko for the year ended December 31, 2019, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees and Audit Related Fees	$81,300	$48,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$81,300	$48,000

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

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

Item No.	Description
10.1	Employment Agreement between Leet Entertainment and Kamal Hamidon Bin Mohamed Ali

10.2	Employment Agreement between Leet Entertainment and Long Ding Jung

10.3	Employment Agreement between Leet Entertainment and Ganesha Karuppiaya

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.	Interactive Data Files for the Company’s Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: March 12, 2021		/s/ Ding Jung LONG
	By:	Ding Jung LONG
	Its:	CEO

Dated: March 12, 2021		/s/ Kamal Hamidon
	By:	Kamal Hamidon
	Its:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2021		/s/ Dai Song
	By:	Dai Song, Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLOW & DRIVE INTERLOCK CORPORATION

J&S ASSOCIATE (AF00280) (Registered with PCAOB and MIA) UNIT B222,SOLARIS DUTAMAS 1, JALAN DUTAMAS 1, 50480, Kuala Lumpur, Malaysia. Tel : 03-62053622 Fax : 03-62053623 Email : jspartner348@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholders of

BLOW & DRIVE INTERLOCK CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blow & Drive Interlock Corporation and its subsidiaries (the ‘Company’) as of December 31, 2020 and 2019 (restated), and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the years ended December 31, 2020 and 2019 (restated), and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 (restated), in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $2,478,119 and net loss of $846,240. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ J&S Associate

Certified Public Accountants

March 12, 2021

Malaysia

We have served as the Company’s auditor since 2020.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2020	2019
		(Restated)
ASSETS
Current asset:
Cash and cash equivalents	$38,985	$42,526
Accounts receivable	20,630	877
Deposit and other receivables	2,897	4,061

Total current assets	62,512	47,464

Non-current asset:
Plant and equipment, net	8,034	9,537
Intangible assets	540,126	–
Right of use assets	3,018	8,077

TOTAL ASSETS	$613,690	$65,078

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$540,126	$–
Accrued liabilities and other payables	366,331	215,555
Amounts due to related parties	2,234,433	1,480,298
Operating lease liabilities	3,075	5,145

Total current liabilities	3,143,965	1,700,998

Non-current liabilities
Operating lease liabilities	–	3,032

TOTAL LIABILITIES	3,143,965	1,704,030

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value, 20,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,000	–
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 140,397,289 and 10,000,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	14,040	1,000
Additional paid-in capital	9,000	–
Accumulated other comprehensive loss	(76,196)	(21,113)
Accumulated losses	(2,478,119)	(1,618,839)

Stockholders’ deficit	(2,530,275)	(1,638,952)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$613,690	$65,078

See accompanying notes to consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019
		(Restated)

Revenue, net	$73,416	$52,386

Operating expenses:
IT operating expenses	(361,282)	(179,723)
Research and development	(35,975)	(103,376)
General and administrative expenses	(539,146)	(462,511)
Total operating expenses	(936,403)	(745,610)

Loss from operations	(862,987)	(693,224)

Other income:
Sundry income	16,747	–

LOSS BEFORE INCOME TAXES	(846,240)	(693,224)

Income tax expense	–	–

NET LOSS	(846,240)	(693,224)

Other comprehensive loss:
Foreign currency translation loss	(55,083)	(16,814)

COMPREHENSIVE LOSS	$(901,323)	$(710,038)

Loss per share
- Basic and diluted	$(0.03)	$(0.07)

Weighted average common shares outstanding
- Basic	24,183,790	10,000,000
- Diluted	25,183,790	10,000,000

See accompanying notes to consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019
		(Restated)
Cash flow from operating activities:
Net loss	$(846,240)	$(693,224)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of plant and equipment	4,684	4,254

Change in operating assets and liabilities:
Accounts receivable	(87,003)	(865)
Deposit and other receivables	25,126	(4,117)
Accounts payable	573,193	–
Accrued liabilities and other payables	120,387	177,606
Operating lease liabilities	(42)	45
Net cash used in operating activities	(209,895)	(516,301)

Cash flow from investing activities:
Purchase of intangible assets	(539,899)	–
Purchase of plant and equipment	(3,113)	(2,256)

Net cash used in investing activities	(543,012)	(2,256)

Cash flow from financing activities:
Advances from related parties	752,188	559,468

Net cash generated from financing activities	752,188	559,468

Effect on exchange rate change on cash and cash equivalents	(2,822)	(3,272)

Net change in cash and cash equivalents	(3,541)	37,639

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42,526	4,887

CASH AND CASH EQUIVALENTS, END OF YEAR	$38,985	$42,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated losses	stockholders’ deficit

Balance as of January 1, 2019 (restated)	–	$–	10,000,000	$1,000	$–	$(4,299)	$(925,615)	$(928,914)
Foreign currency translation adjustment	–	–	–	–	–	(16,814)	–	(16,814)
Net loss for the year	–	–	–	–	–	–	(693,224)	(693,224)
Balance as of December 31, 2019	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,618,839)	$(1,638,952)

Shares issued for acquisition of legal acquirer	1,000,000	1,000	130,397,289	13,040	9,000	–	(13,040)	9,000
Foreign currency translation adjustment	–	–	–	–	–	(55,083)	–	(55,083)
Net loss for the year	–	–	–	–	–	–	(846,240)	(846,240)
Balance as of December 31, 2020	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(76,196)	$(2,478,119)	$(2,530,275)

See accompanying notes to consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Blow & Drive Interlock Corporation (“the Company” or “BDIC”) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Previously, the Company marketed and rented alcohol ignition interlock devices to DUI/DWI offenders as part of their mandatory court or motor vehicle department programs. Upon the change of control in 2020, the Company currently operates an eSports platform in Malaysia.

On November 18, 2020, the Company executed a Share Exchange Agreement (the “Share Exchange Agreement”) with Leet Technology Limited (“LTL”) and its shareholders. Pursuant to the Share Exchange Agreement, The shareholders of LTL agreed to sell its aggregate of 10,000 ordinary shares representing 100% of the issued and outstanding ordinary shares of LTL. As consideration, the shareholders of LTL were received 10,000,000 shares of the Company’s common stock. The consummation of the transactions contemplated in the Share Exchange Agreement is subject to normal and customary conditions precedent including, without limitation, satisfactory due diligence of the Company by BDIC.

Because the Company is a shell company, LTL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, LTL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of LTL, and the Company’s assets, liabilities and results of operations will be consolidated with LTL beginning on the acquisition date. LTL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (LTL). After completion of the Share Exchange Transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Leet Technology Limited	Labuan, Malaysia	Investment holding	10,000 ordinary shares at par value of US$1	100%

Leet Entertainment Group Limited	Hong Kong	Provision of information technology and mobile application development and digital content publishing service	1 ordinary share for HK$1	100%

Leet Entertainment Sdn. Bhd.	Malaysia	Provision of information technology and mobile application development and digital content publishing service	1,000 ordinary shares at par value of MYR1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.       GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from a working capital deficit and accumulated deficit of $3,081,453 and $2,478,119 at December 31, 2020, respectively. The Company incurred a continuous loss of $846,240 during the year ended December 31, 2020. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, there were no allowance for doubtful accounts.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	5 years or over the shorter of the remaining term of the lease

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Software costs

In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time these costs are capitalized until the product is available for general release to customers. Once the technological feasibility is established per ASC 985-20, the Company capitalizes costs associated with the acquisition or development of major software for internal and external use in the balance sheet. Costs incurred to enhance the Company’s software products, after general market release of the services using the products, is expensed in the period they are incurred. The Company only capitalizes subsequent additions, modifications or upgrades to internally developed software to the extent that such changes allow the software to perform a task it previously did not perform. The Company also expenses website costs as incurred.

Research and development expenditures in the development of its own software are charged to operations as incurred. Based on the software development process, technological feasibility is established upon completion of a working model, which also requires certification and extensive testing. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are immaterial.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

•	Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Revenue of the Company is derived from the organization of competition using video games. Most commonly, eSports takes the form of organized, single player and multiplayer video game competitions. Revenues are recognized when the competition is completed, and prize money is awarded. Revenues are earned through sponsorship fees on a per tournament basis.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2020 and 2019.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiaries are operating in Hong Kong and Malaysia and maintain their books and record in its local currency, Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”), which are their functional currencies being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of the subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ and MYR into US$ have been made at the following exchange rates for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Year-end HKD:US$ exchange rate	0.12898	0.12842
Annual average HKD:US$ exchange rate	0.12892	0.12764
Year-end MYR:US$ exchange rate	0.24804	0.24482
Annual average MYR:US$ exchange rate	0.23798	0.24156

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•	Leases

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

•	Net income (loss) per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayment and other receivables, amount due from a director and operating lease right-of-use assets, approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Adopting the standard did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. Adopting the standard did not have a material impact on the consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. Adopting the standard did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. Adopting the standard did not have a material impact on the consolidated financial statements.

Accounting Standards Issued, Not Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). This guidance is effective upon issuance and generally can be applied through the end of calendar year 2022. The Company is currently evaluating the impact and applicability of this new standard.

4.       PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2020	2019

Computer equipment	$11,136	$8,023
Furniture and fixtures	992	992
Leasehold improvements	12,618	12,618
Foreign translation difference	364	(78)
	25,110	21,555
Less: accumulated depreciation	(16,716)	(12,032)
Less: foreign translation difference	(360)	14
	$8,034	$9,537

Depreciation expense for the years ended December 31, 2020 and 2019 were $4,684 and $4,254, respectively.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.       INTANGIBLE ASSETS

As of December 31, 2020 and 2019, intangible assets consisted of the following:

		As of December 31,
	Estimated useful life	2020	2019
At cost:
Software platform	3 years	$540,126	$–

The Company acquired the software platform technology during the year ended December 31, 2020. Its estimated useful life is 3 years and its amortization is to be commenced from January 2021.

Amortization of intangible assets attributable to future periods is as follows:

Year ending December 31:	Amount
2021	$180,042
2022	180,042
2023	180,042
$540,126

There was no amortization of intangible assets for the years ended December 31, 2020 and 2019, respectively.

6.       LEASE LIABILITY

The Company enters into operating leases primarily for office premises. Lease terms are generally 4 years. The Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 3, and as a result, recognized a right-of-use asset and a lease liability. The Company uses a 1.75% rate to determine the present value of the lease payments.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

As of December 31, 2020 and 2019, right-of-use assets were $3,018 and $8,077 and lease liabilities were $3,075 and $8,177, respectively. For the year ended December 31, 2020, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

For the years ended December 31, 2020 and 2019, the Company paid lease rental of $5,143 and $5,218 respectively.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The maturity of the Company’s lease obligations is presented below:

Year Ended December 31,	Operating lease amount

2021	$3,214

Total lease	3,214
Less: interest	(139)
Present value of lease liabilities	$3,075

7.       AMOUNTS DUE TO RELATED PARTIES

As of December 31, 2020 and 2019, the Company’s director and major shareholder, Mr. Song Dai and the related companies under his control, made temporary advances to the Company for its working capital and charged the Company for certain services, the amounts of which are unsecured, interest-free and has no fixed terms of repayment.

8.       STOCKHOLDERS’ EQUITY

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

As of December 31, 2020, the total number of preferred shares issued or issuable was 1,000,000 shares.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

On November 18, 2020, the Company issued 10,000,000 shares of its common stock to consummate the reverse acquisition with Leet Technology Limited.

As of December 31, 2020 and 2019, the Company had a total of 140,397,289 and 10,000,000 shares of its common stock issued and outstanding, respectively.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.       WARRANTS

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the years presented is as follows

		Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)	Aggregate intrinsic value

Outstanding as of December 31, 2019 and 2018	5,677,589	$0.60	2.40	$621,497
Granted	1,544,166	0.07	0.80	–
Exercised	–	–	–	–
Forfeited, cancelled, expired	(3,091,592)	(0.07)	(0.80)	–

Outstanding as of December 31, 2020	4,130,160	$0.60	2.40	$621,497

10.     LOSS PER SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per share”. Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019

Net loss for the year	$(846,240)	$(693,224)

Weighted average common shares: outstanding
- Basic	24,183,790	10,000,000
- Diluted	25,183,790	10,000,000

Net loss per share:
- Basic	$(0.03)	$(0.07)
- Diluted	$(0.03)	$(0.07)

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.     INCOME TAX

The Company is subject to taxes in the governing jurisdictions in which its subsidiaries operate. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

United States

The Company is registered in the State of Delaware and is subject to the tax laws of United States.

As of December 31, 2020, the operation in the United States incurred $187,915 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized.

Labuan

Under the current laws of the Labuan, LTL is governed under the Labuan Business Activity Act, 1990 (“LBATA”) and being an investment company is not subject to tax if the Labuan Substance Requirement Rules are met, failing which, it will be taxed at 24% of the audited net profit under the LBATA with no carry forward of losses to offset any future income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019

Loss before income taxes	$(56,977)	$(104,473)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(9,401)	(17,238)
Tax effect of non-deductible items	–	–
Net operating loss	9,401	17,238
Income tax expense	$–	$–

As of December 31, 2020, the operation in Hong Kong incurred $336,667 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Malaysia

The Company’s subsidiary operating in Malaysia is subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 17% (2019: 17%) (for entity with paid up capital not more than MYR2.5 million and on the first MYR600,000 (2019: MYR500,000) assessable income) and 24% (2019: 24%) on the remaining assessable income for its tax year.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019

Loss before income taxes	$(608,848)	$(588,240)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(103,504)	(100,001)
Tax effect of non-taxable items	(6,745)	–
Tax effect of non-deductible items	1,489	3,011
Net operating loss	108,760	96,990
Income tax expense	$–	$–

As of December 31, 2020, the operation in Malaysia has $1,613,516 and $9,043 of cumulative unutilized tax losses and capital allowances respectively, which can be carried forward to offset future taxable income. Effective from the year of assessment 2019, these unutilized tax losses and capital allowances shall only be allowed to be carried forward for a maximum period of seven consecutive years commencing from the year of assessment 2019 and thereafter, from the year in which they arise. The expiry of the amounts are as follows:

	2020	2019
Year ending December 31,
2025	$426,182	$426,182
2026	526,244	526,244
2027	670,133	–
	1,622,559	952,426

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019

Deferred tax assets:
Net operating loss carryforwards
- United States	$39,462	$–
- Hong Kong	55,550	46,148
- Malaysia	275,835	161,912
	370,847	208,060
Less: valuation allowance	(370,847)	(208,060)
Deferred tax assets, net	$–	$–

As of December 31, 2020, the Company has provided for a full valuation allowance against the deferred tax assets of $370,847 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

12.     PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended December 31, 2020 and 2019, $11,756 and $9,030 contributions were made accordingly.

13.       RELATED PARTY TRANSACTIONS

From time to time, the director of the Company and his related companies under his control advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the year ended December 31, 2020, the Company paid $35,975 and $79,134 consulting fee and IT operating expense to Porta Capital Limited, a company which is controlled by the director of the Company.

For the year ended December 31, 2020, the Company paid $30,000 and $220,071 consulting fee and network bandwidth expense to Bru Haas (B) Sdn Bhd, a company which is controlled by the director of the Company.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2020, the Company received $14,086 outsource headcount income from Bru Haas Sdn Bhd, a company which is controlled by the director of the Company.

For the year ended December 31, 2020, the Company’s executive officers received remuneration in aggregate of $160,014 from Leet Entertainment Sdn Bhd, a wholly-owned subsidiary of the Company.

For the year ended December 31, 2019, the Company paid $163,219 and $78,732 consulting fee and IT operating expense to Porta Capital Limited, a company which is controlled by the director of the Company.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

14.     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended December 31, 2020 and 2019, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2020			December 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$41,222	56%		$3,594
Customer B	10,550	14%		11,002
Customer C	9,993	114%		–

Total	$61,765	84%	Total:	$14,596

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2019			December 31, 2019
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer C	$23,741	45%		$–
Customer D	11,837	23%		–
Customer E	7,875	15%		–
Customer F	7,247	14%		–

Total	$50,700	97%	Total:	$–

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong and Malaysia. Accordingly, the political, economic, and legal environments in Hong Kong and Malaysia, as well as the general state of Hong Kong and Malaysia’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD and MYR converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

15.     COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, the Company has no material commitments or contingencies.

16.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019, up through the date the Company issued the audited consolidated financial statements. The Company determined that there are no further events to disclose.

