Form 10-Q
period 2021-03-31
Blow & Drive Interlock Corp
filed 2021-05-17
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31 2021

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

(Address of principal executive offices) (zip code)

805, 8th Floor, Menara Mutiara Majestic,

Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia

 (Registrant’s telephone number, including area code)

+603 7783 1636

(Former name or former address, if changed since last report.)

1427 S. Robertson Blvd.

Los Angeles, CA 90035

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 14, 2021, there were 140,397,290 shares of common stock, $0.001 par value, issued and outstanding, and 10,000,000 issues of preferred stock issued and outstanding, par value $0.0001.

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

2

BLOW & DRIVE INTERLOCK CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$73,052	$38,985
Accounts receivable	14,087	20,630
Deposit and other receivables	7,849	2,897
Right of use assets	1,675	–

Total current assets	96,663	62,512

Non-current asset:
Plant and equipment, net	8,127	8,034
Intangible assets	493,731	540,126
Right of use assets	–	3,018

TOTAL ASSETS	$598,521	$613,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$808,190	$540,126
Accrued liabilities and other payables	439,969	366,331
Amounts due to related parties	2,149,882	2,234,433
Operating lease liabilities	1,707	3,075

TOTAL LIABILITIES	3,399,748	3,143,965

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding as of March 31, 2021 and December 31, 2020	1,000	1,000
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 140,397,289 shares issued and outstanding as of March 31, 2021 and December 31, 2020	14,040	14,040
Additional paid-in capital	9,000	9,000
Accumulated other comprehensive loss	(41,146)	(76,196)
Accumulated losses	(2,784,121)	(2,478,119)

Total stockholders’ deficit	(2,801,227)	(2,530,275)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$598,521	$613,690

See accompanying notes to condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Three months ended March 31,
	2021	2020

Revenue, net	$13,502	$24,671

Operating expenses:
IT operating expenses	(89,354)	(41,142)
Research and development	(9,047)	–
General and administrative expenses	(221,193)	(98,014)

Total operating expenses	(319,594)	(139,156)

Loss from operations	(306,092)	(114,485)

Other income:
Sundry income	90	7

LOSS BEFORE INCOME TAXES	(306,002)	(114,478)

Income tax expense	–	–

NET LOSS	(306,002)	(114,478)

Other comprehensive loss:
Foreign currency translation loss	35,050	–

COMPREHENSIVE LOSS	$(270,952)	$(114,478)

Loss per share
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic	140,397,289	10,000,000
- Diluted	144,527,449	17,221,752

See accompanying notes to condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(306,002)	$(114,478)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	46,229	–

Change in operating assets and liabilities:
Accounts receivable	6,232	(70,429)
Deposit and other receivables	(5,130)	1,773
Accounts payable	275,104	23,458
Accrued liabilities and other payables	83,403	553,710
Operating lease liabilities	(24)	(11)

Net cash generated from operating activities	99,812	394,023

Cash flow from investing activity:
Purchase of plant and equipment	(1,575)	–

Net cash used in investing activity	(1,575)	–

Cash flow from financing activity:
Repayment to related parties	(76,536)	(339,993)

Net cash used in financing activity	(76,536)	(339,993)

Effect on exchange rate change on cash and cash equivalents	12,366	(92,104)

Net change in cash and cash equivalents	34,067	(38,074)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,985	42,526

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,052	$4,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	loss	losses	deficit
Balance as of January 1, 2020	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,618,839)	$(1,638,952)
Shares issued for acquisition of legal acquirer	1,000,000	1,000	130,397,289	13,040	9,000	–	(13,040)	10,000
Foreign currency translation adjustment	–	–	–	–	–	(55,083)	–	(55,083)
Net loss for the year	–	–	–	–	–	–	(846,240)	(846,240)
Balance as of December 31, 2020	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(76,196)	$(2,478,119)	$(2,530,275)

Foreign currency translation adjustment	–	–	–	–	–	35,050	–	35,050
Net loss for the period	–	–	–	–	–	–	(306,002)	(306,002)

Balance as of March 31, 2021	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(41,146)	$(2,784,121)	$(2,801,227)

See accompanying notes to condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Blow & Drive Interlock Corporation (“the Company” or “BDIC”) was incorporated on July 2, 2013, under the laws of the State of Delaware. The Company currently operates an eSports platform in Malaysia.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Leet Technology Limited	Labuan, Malaysia	Investment holding	10,000 ordinary shares at par value of US$1	100%

Leet Entertainment Group Limited	Hong Kong	Provision of information technology and mobile application development and digital content publishing service	1 ordinary share at par value of HK$1	100%

Leet Entertainment Sdn. Bhd.	Malaysia	Provision of information technology and mobile application development and digital content publishing service	1,000 ordinary shares at par value of MYR1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 2.       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from a working capital deficit and accumulated deficit of $3,303,085 and $2,784,121 at March 31, 2021, respectively. The Company incurred a continuous loss of $306,002 during the three months ended March 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through March 31, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, there were no allowance for doubtful accounts.

●	Plant and equipment

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

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Software costs

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

●	Impairment of long-lived assets

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

●	Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Revenue of the Company is derived from the organization of competitions using video games. Most commonly, esports takes the form of organized, single player and multiplayer video game competitions. Revenues are recognized when the competition is completed, and prize money is awarded. Revenues are earned through sponsorship fees on a per tournament basis.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiaries are operating in Hong Kong and Malaysia and maintain their books and record in its local currency, Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”), which are their functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of the subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ and MYR into US$ have been made at the following exchange rates for the years ended March 31, 2021 and 2020:

	March 31,2021	March 31,2020
Period-end HKD:US$ exchange rate	0.12863	0.12899
Period average HKD:US$ exchange rate	0.12892	0.12869
Period-end MYR:US$ exchange rate	0.24118	0.23194
Period average MYR:US$ exchange rate	0.24613	0.23943

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Leases

The Company adopted Topic 842, Leases (“ASC 842”) and determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our condensed consolidated balance sheets.

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

●	Net income (loss) per share

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

●	Related parties

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Commitments and contingencies

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

●	Fair value of financial instruments

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

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayment and other receivables, amount due from a director and operating lease right-of-use assets, approximate their fair values because of the short maturity of these instruments.

●	Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be adopted on a prospective basis. The adoption of ASU 2017-04 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE 4.        PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	March 31, 2021	December 31, 2020
		(Audited)

Computer equipment	$12,618	$11,136
Furniture and fixtures	992	992
Leasehold improvements	12,711	12,618
Foreign translation difference	(390)	364
	25,931	25,110
Less: accumulated depreciation	(17,961)	(16,716)
Less: foreign translation difference	157	(360)
	$8,127	$8,034

Depreciation expense for the three months ended March 31, 2021 and 2020 were $1,244 and $0, respectively.

NOTE 5.        INTANGIBLE ASSETS

Intangible assets consisted of the following:

		As of
	Useful life	March 31, 2021	December 31, 2020
			(Audited)
At cost:
Software platform	3 years	$540,126	$539,899
Foreign translation difference		(1,510)	227
		538,616	540,126
Less: accumulated amortization		(44,985)	–
Less: foreign translation difference		100	–

		$493,731	$540,126

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The intangible asset is a social gaming platform that provides a complete gaming ecosystem for both in-house and external contents, thereby connecting providers with users all within the platform.

The software development of the platform was completed in December 2020 and commenced be amortized from January 2021.

Amortization of intangible assets attributable to future periods is as follows:

Year ending March 31:	Amount
2022	$179,539
2023	179,539
2024	134,653
$493,731

Amortization for the three months ended March 31, 2021 and 2020 were $44,985 and $0, respectively.

NOTE 6.        LEASE LIABILITY

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

As of March 31, 2021 and December 31, 2020, right-of-use assets were $1,675 and $3,018 and lease liabilities were $1,707 and $3,075, respectively. For the three months ended March 31, 2021, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

For the three months ended March 31, 2021 and 2020, the Company charged its lease expenses of $1,329 and $1,293 respectively.

The maturity of the Company’s lease obligations is presented below:

Year Ended March 31,	Operating lease amount

2021	$1,737

Total lease	1,737
Less: interest	(30)
Present value of lease liabilities	$1,707

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7.       AMOUNTS DUE TO RELATED PARTIES

As of March 31, 2021 and December 31, 2020, the Company’s director and major shareholder, Mr. Song Dai and the related companies under his control, made temporary advances to the Company for its working capital, which is unsecured, interest-free and has no fixed terms of repayment.

NOTE 8.       STOCKHOLDERS’ DEFICIT

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

As of March 31, 2021, the total number of preferred shares issued or issuable was 1,000,000 shares.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

As of March 31, 2021, the Company had a total of 140,397,289 shares of its common stock issued and outstanding, respectively.

NOTE 9.        WARRANTS

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows

		Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)	Aggregate intrinsic value

Outstanding as of March 31, 2021 and December 31, 2020	4,130,160	$0.60	2.40	$621,497

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 10.        INCOME TAX

The Company is subject to taxes in the governing jurisdictions in which its subsidiaries operate. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

United States

The Company is registered in the State of Delaware and is subject to the tax laws of United States.

As of March 31, 2021, the operation in the United States incurred $195,915 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $41,142 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, LTL is governed under the Labuan Business Activity Act, 1990 (“LBATA”) and being an investment company is not subject to tax if the Labuan Substance Requirement Rules are met, failing which, it will be taxed at 24% of the audited net profit under the LBATA with no carry forward of losses to offset any future income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. There are no taxes payable for three months ended March 31, 2021 and 2020.

As of March 31, 2021, the operation in Hong Kong incurred $442,780 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $73,059 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary operating in Malaysia is subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 17% for Company with paid up capital not more than MYR2.5 million and on the first MYR 600,000 assessable income, and 24% on the remaining assessable income for its tax year.

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020

Loss before income taxes	$(191,463)	$(114,478)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(32,548)	(19,461)
Tax effect of non-taxable items	–	–
Tax effect of non-deductible items	28	194
Net operating loss	32,520	19,267
Income tax expense	$–	$–

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2021, the operation in Malaysia has $1,753,231 and $11,353 of cumulative unutilized tax losses and capital allowances respectively, which can be carried forward to offset future taxable income. Effective from the year of assessment 2019, these unutilized tax losses and capital allowances shall only be allowed to be carried forward for a maximum period of seven consecutive years commencing from the year of assessment 2019 and thereafter, from the year in which they arise. The expiry of the amounts are as follows:

	March 31, 2021	December 21, 2020
Year ending December 31,
2025	$409,869	$426,182
2026	509,252	526,244
2027	647,996	670,133
2028	186,114	–

	$1,753,231	$1,622,559

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$41,142	$39,462
- Hong Kong	73,059	55,550
- Malaysia	298,049	275,835
	412,250	370,847
Less: valuation allowance	(412,250)	(370,847)

Deferred tax assets, net	$–	$–

As of March 31, 2021, the Company has provided for a full valuation allowance against the deferred tax assets of $412,250 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 11.       RELATED PARTY TRANSACTIONS

From time to time, the director of the Company and his related companies under his control advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the three months ended March 31, 2021 and 2020, the Company paid $40,072 and $20,076 IT operating expense to Porta Capital Limited, a company which is controlled by the director of the Company, respectively.

For the three months ended March 31, 2021 and 2020, the Company paid $41,655 and $0 network bandwidth expense to Bru Haas (B) Sdn Bhd, a company which is controlled by the director of the Company, respectively.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended March 31, 2021 and 2020, the Company received $1,201 and $0 for the sales of online game accessories to Bru Haas Sdn Bhd, a company which is controlled by the director of the Company, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 12.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended March 31, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Three months ended March 31, 2021			March 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,168	38%		$3,485
Customer B	1,503	11%		4,584

Total:	$6,671	49%	Total:	$8,069

	Three months ended March 31, 2020			March 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer A	$14,581	59%		$–
Customer C	9,974	40%		–

Total:	$24,555	99%	Total:	$–

(b)	Economic and political risk

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

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 13.       COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no material commitments or contingencies.

NOTE 14.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued the condensed consolidated financial statements. The Company determined that there are no further events to disclose.

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

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally.

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020, the Malaysian Prime Minister issued a Movement Control Order (MCO), which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. The Malaysian Government extended the MCO from 2020 until January 26, 2021 and then again to March 31, 2021.

In the first quarter of 2021, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way.

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

Overview and Outlook

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

During the three months ended March 31, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Three months ended March 31, 2021			March 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Gogopass Asia Sdn Bhd	$5,168	38%		$3,485
PayTM First Games Private Limited	1,503	11%		4,584

Total:	$6,671	49%	Total:	$8,069

	Three months ended March 31, 2020			March 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Gogopass Asia Sdn Bhd	$14,581	59%
Smart Communications Inc	9,974	40%		$–

Total:	$24,555	99%	Total:	$–

All of our major customers are located in Malaysia, India and Philippines

Revenue decreased by 45.3% to $13,502 for the three months ended March 31, 2021, from $24,671 for the three months ended March 31, 2020. The decrease in revenue is mainly due to the reduction generated from the Whitelabel Project Cellcard Licensing Fee and some sponsorship tournament projects as compared to the first quarter of 2020. However, a new revenue stream has been generated from Matchroom and Maroo Mall during the three months ended March 31, 2021 which slightly offset the reduction.

IT operating expenses increased by 117.2% to $89,354 for the three months ended March 31, 2021, from $41,142 for the three months ended March 31, 2020. The increase in IT operating expenses is due to the increase in network bandwidth expenses and Matchroom online event costs in tournament streaming as there are more subscribers during the three months ended March 31, 2021.

Research and development expense increased to $9,047 for the three months ended March 31, 2021, from $0 for the three months ended March 31, 2020. The increase in research and development expense is due to the increase in IT system advisory services.

General and administrative expenses increased by 125.6% to $221,193 for the three months ended March 31, 2021, from $98,014 for the three months ended March 31, 2020. The increase in general and administrative expenses is in anticipation of revenue growth in second half of 2021 where staff strength has been increased.

Net loss increased 167.3% to $306,002 for the three months ended March 31, 2021, from net loss of $114,478 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $73,052, accounts receivable of $14,087, deposit and other receivables of $7,849. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Three Months Ended March 31,
	2021	2020
Net cash generated from operating activities	$99,812	$394,023
Net cash used in investing activities	(1,575)	–
Net cash used in financing activities	(76,536)	(339,993)

Net Cash Generated From Operating Activities.

For the three months ended March 31, 2021, net cash generated from operating activities was $99,812, which consisted primarily of a net loss of $306,002 and a decrease in operating lease liabilities of $24, offset by depreciation and amortization of $46,229, a decrease in accounts receivables of $6,232, an increase in deposit and other receivables of $5,130, an increase in accrued liabilities and other payables of $83,403 and an increase in accounts payable of $275,104.

For the three months ended March 31, 2020, net cash generated from operating activities was $394,023, which consisted primarily of a net loss of $114,478 and a decrease in operating lease liabilities of $11, offset by an increase in accounts receivables of $70,429, a decrease in deposit and other receivables of $1,773, an increase in accrued liabilities and other payables of $553,710, and an increase in accounts payable of 23,458.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2021, net cash used in investing activities was $1,575, which consisted primarily of purchase of plant and equipment.

For the three months ended March 31, 2020, net cash used in investing activities was $0.

Net Cash Used In Financing Activities.

For the three months ended March 31, 2021, net cash used in financing activities was $76,536 consisting primarily of repayment to related parties.

For the three months ended March 31, 2020, net cash used in financing activities was $339,993, consisting primarily of repayment to related parties.

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

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Revenue of the Company is derived from the organization of competitions using video games. Most commonly, esports takes the form of organized, single player and multiplayer video game competitions. Revenues are recognized when the competition is completed, and prize money is awarded. Revenues are earned through sponsorship fees on a per tournament basis.

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

Recent accounting pronouncement

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be adopted on a prospective basis. The adoption of ASU 2017-04 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Our key competitors include some of the following:-

ESPL (E-Sport Player League) – A new esports platform that has recently emerged out of Malaysia and has been aggressively focused on professional esports management and platform. It has expanded its reach towards India as well as in South East Asia.

Mogul.gg – An Australian-based esports platform, and has seen its expansion in Australia and Philippines. It focuses on community esports as opposed to Professional Esports.

Yamisok – An Indonesian-based esports platform that also focuses on community esports and also works with brands and mobile carriers, primarily in Indonesia to carry out community tournaments in Indonesia.

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

Employees

As of March 31, 2021, we have approximately 21 full time employees based in Malaysia, 3 full time employees based in the Philippines, 1 full time employee based in Vietnam, and 2 full time employees based in Indonesia. We have never experienced a work stoppage.

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

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, and therefore has no significant impact on the company’s financial report nor internal control. Under the new ownership and management, accounting officer will provide monthly, quarterly, semi-annually, annually financial statements to our shareholders, CPA, and corporate management to ensure accurate financial activities recorded.

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

During the three months ended March 31, 2021, we did not issue any unregistered securities:

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

NA

ITEM 6 Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Accounting Officer.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Blow & Drive Interlock Corporation

Dated: May 17, 2021	/s/ Ding Jung LONG
Chief Executive Officer

Dated: May 17, 2021	/s/ Kamal Hamidon
Chief Financial Officer and Principal Accounting Officer

