Form 10-Q
period 2021-06-30
Blow & Drive Interlock Corp
filed 2021-08-16
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(Address of principal executive offices) (zip code)

+603 7783 1636

(Registrant’s telephone number, including area code)

1427 S. Robertson Blvd.

Los Angeles, CA 90035

(Former name or former address, if changed since last report.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 2, 2021, there were 140,397,289 shares of common stock, $0.0001 par value, issued and outstanding, and 1,000,000 issues of preferred stock issued and outstanding, par value $0.001.

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

2

BLOW & DRIVE INTERLOCK CORPORATION

3

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

BLOW & DRIVE INTERLOCK CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$20,619	$38,985
Accounts receivable	114,967	20,630
Deposit and other receivables	9,062	2,897
Right of use assets	418	–

Total current assets	145,066	62,512

Non-current asset:
Plant and equipment, net	152,020	8,034
Intangible assets	449,380	540,126
Right of use assets	–	3,018

TOTAL ASSETS	$746,466	$613,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$539,374	$540,126
Accrued liabilities and other payables	388,607	366,331
Amounts due to related parties	2,922,265	2,234,433
Operating lease liabilities	426	3,075

TOTAL LIABILITIES	3,850,672	3,143,965

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding as of June 30, 2021 and December 31, 2020	1,000	1,000
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 140,397,289 shares issued and outstanding as of June 30, 2021 and December 31, 2020	14,040	14,040
Additional paid-in capital	9,000	9,000
Accumulated other comprehensive loss	(45,872)	(76,196)
Accumulated deficit	(3,082,374)	(2,478,119)

Total stockholders’ deficit	(3,104,206)	(2,530,275)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$746,466	$613,690

See accompanying notes to condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue, net	$114,986	$22,406	$128,488	$47,077

Operating expenses:
IT operating expenses	(115,196)	(35,109)	(204,550)	(76,251)
Research and development	(9,085)	–	(18,132)	–
General and administrative expenses	(289,400)	(98,085)	(510,593)	(196,099)
Total operating expenses	(413,681)	(133,194)	(733,275)	(272,350)

Loss from operations	(298,695)	(110,788)	(604,787)	(225,273)

Other income:
Sundry income	442	10,039	532	10,046

LOSS BEFORE INCOME TAXES	(298,253)	(100,749)	(604,255)	(215,227)

Income tax expense	–	–	–	–

NET LOSS	(298,253)	(100,749)	(604,255)	(215,227)

Other comprehensive loss:
Foreign currency translation (loss) income	(4,726)	13,797	30,324	13,797

COMPREHENSIVE LOSS	$(302,979)	$(86,952)	$(573,931)	$(201,430)

Loss per share
- Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding
- Basic	140,397,289	10,000,000	140,397,289	10,000,000
- Diluted	141,397,289	10,000,000	141,397,289	10,000,000

See accompanying notes to condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flow from operating activities:
Net loss	$(604,255)	$(215,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	95,009	–

Change in operating assets and liabilities:
Accounts receivable	(94,840)	(80,627)
Deposit and other receivables	(6,326)	308
Accounts payable	118	–
Accrued liabilities and other payables	32,235	649,450
Operating lease liabilities	(48)	(21)
Net cash (used in) generated from operating activities	(578,107)	353,883

Cash flow from investing activities:
Purchase of plant and equipment	(149,395)	–
		–
Net cash used in investing activities	(149,395)

Cash flow from financing activities:
Advance from (repayment to) related parties	699,587	(300,612)

Net cash generated from (used in) financing activities	699,587	(300,612)

Effect on exchange rate change on cash and cash equivalents	9,549	(91,913)

Net change in cash and cash equivalents	(18,366)	(38,642)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,985	42,526

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,619	$3,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated losses	stockholders’ deficit

Balance as of January 1, 2020	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,618,839)	$(1,638,952)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	–	–	(114,478)	(114,478)
Balance as of March 31, 2020	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,733,317)	$(1,753,430)

Foreign currency translation adjustment	–	–	–	–	–	13,797	–	13,797
Net loss for the period	–	–	–	–	–	–	(100,749)	(100,749)
Balance as of June 30, 2020	–	$–	10,00,000	$1,000	$–	$(7,316)	$(1,834,066)	$(1,840,382)

Balance as of January 1, 2021	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(76,196)	$(2,478,119)	$(2,530,275)

Foreign currency translation adjustment	–	–	–	–	–	35,050	–	35,050
Net loss for the period	–	–	–	–	–	–	(306,002)	(306,002)
Balance as of March 31, 2021	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(41,146)	$(2,784,121)	$(2,801,227)

Foreign currency translation adjustment	–	–	–	–	–	(4,726)	–	(4,726)
Net loss for the period	–	–	–	–	–	–	(298,253)	(298,253)
Balance as of June 30, 2021	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(45,872)	$(3,082,374)	$(3,104,206)

See accompanying notes to condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Blow & Drive Interlock Corporation (“the Company” or “BDIC”) was incorporated on July 2, 2013 under the laws of the State of Delaware. The Company currently operates an eSports platform in Malaysia.

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

The Company has suffered from a working capital deficit and accumulated deficit of $3,705,606 and $3,082,374 at June 30, 2021, respectively. The Company incurred a continuous loss of $604,255 during the 6 month period ended June 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The comparative figures in the balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there were no allowance for doubtful accounts.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiaries are operating in Hong Kong and Malaysia and maintain their books and record in their local currencies, Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”), which are their functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of the subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ and MYR into US$ have been made at the following exchange rates for the period ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Period-end HKD:US$ exchange rate	0.12878	0.12903
Period average HKD:US$ exchange rate	0.12885	0.12885
Period-end MYR:US$ exchange rate	0.24098	0.23359
Period average MYR:US$ exchange rate	0.24423	0.23540

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

●	Net loss per share

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, and other receivables, payables and accrued liabilities and amounts due to related parties, approximate their fair values because of the short maturity of these instruments.

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

Accounting Standards Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Adopting the standard is not expected to have a material impact on the condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In December 2020, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2020-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. Adopting the standard is not expected to have a material impact on the condensed consolidated financial statements.

Accounting Standards Issued, Not Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). This guidance is effective upon issuance and generally can be applied through the end of calendar year 2022. The Company is currently evaluating the impact and applicability of this new standard.

4.       PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	June 30, 2021	December 31, 2020
		(Audited)

Computer equipment	$160,531	$11,136
Furniture and fixtures	992	992
Leasehold improvements	12,618	12,618
Foreign translation difference	(500)	364
	173,641	25,110
Less: accumulated depreciation	(21,804)	(16,716)
Less: foreign translation difference	183	(360)
	$152,020	$8,034

Depreciation expense for the three months ended June 30, 2021 and 2020 were $3,843 and $0, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 were $5,087 and $0, respectively.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5.      INTANGIBLE ASSETS

Intangible assets consisted of the following:

		As of
	Useful life	June 30, 2021	December 31, 2020
			(Audited)
At cost:
Software platform	3 years	$539,899	$539,899
Foreign translation difference		(643)	227
		539,256	540,126
Less: accumulated amortization		(89,922)	–
Less: foreign translation difference		46	–

		$449,380	$540,126

Amortization of intangible assets attributable to the future periods is as follows:

Year ending June 30:
2022	$179,845
2023	179,845
2024	89,690

$449,380

Amortization for the three months ended June 30, 2021 and 2020 were $44,937 and $0, respectively.

Amortization for the six months ended June 30, 2021 and 2020 were $89,922 and $0, respectively.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

As of June 30, 2021 and December 31, 2020, right-of-use assets were $418 and $3,018 and lease liabilities were $426 and $3,075, respectively. For the three months ended June 30, 2021, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

For the three months ended June 30, 2021 and 2020, the Company charged its lease expenses of $1,309 and $1,249 respectively.

For the six months ended June 30, 2021 and 2020, the Company charged its lease expenses of $2,638 and $2,542 respectively.

The maturity of the Company’s lease obligations is presented below:

Period ended June 30,	Operating lease amount

2021	$434

Total lease	434
Less: interest	(8)
Present value of lease liabilities	$426

7.       AMOUNTS DUE TO RELATED PARTIES

As of June 30, 2021 and December 31, 2020, the Company’s director and major shareholder, Mr. Song Dai and the related companies under his control, made temporary advances to the Company for its working capital, which is unsecured, interest-free and has no fixed terms of repayment.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

As of June 30, 2021, the total number of preferred shares issued or issuable was 1,000,000 shares.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

As of June 30, 2021, the Company had a total of 140,397,289 shares of its common stock issued and outstanding, respectively.

9.       WARRANTS

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)	Aggregate intrinsic value

Outstanding as of December 31, 2020	4,130,160	$0.60	1.81	$621,497
Forfeited, cancelled, expired	(136,668)	–	(0.30)	–

Outstanding as of June 30, 2021	3,993,492	0.60	1.31	621,497

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

As of June 30, 2021, the operation in the United States incurred $276,140 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $57,989 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, LTL is governed under the Labuan Business Activity Act, 1990 (“LBATA”) and being an investment company is not subject to tax if the Labuan Substance Requirement Rules are met, failing which, it will be taxed at 24% of the audited net profit under the LBATA with no carry forward of losses to offset any future income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. No provision for income tax for six months ended June 30, 2021 and 2020.

As of June 30, 2021, the operation in Hong Kong incurred $471,603 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $77,814 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary operating in Malaysia is subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 17% (for Company with paid up capital not more than MYR2.5 million and on the first MYR 600,000 (2020 : MYR 500,000) assessable income and 24% on the remaining assessable income for its tax year.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2021 and 2020 is as follows:

	Six months ended June 30,
	2021	2020

Loss before income taxes	$(369,483)	$(152,900)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(62,812)	(25,993)
Tax effect of non-taxable items		–
Tax effect of non-deductible items	185	41
Net operating loss	62,627	25,952
Income tax expense	$–	$–

As of June 30, 2021, the operation in Malaysia incurred $1,942,708 of cumulative net operating losses which can be carried forward to offset future taxable income. Effective from the year of assessment 2019, unutilized tax losses shall only be allowed to be carried forward for a maximum period of seven consecutive years commencing from the year of assessment 2019 and thereafter, from the year in which the unutilized tax losses arise. The expiry of the amounts are as follows:

	June 30, 2021	December 21,2020
Year ending December 31,
2025	$409,523	$426,182
2026	508,822	526,244
2027	647,448	670,133
2028	376,915	–

	1,942,708	1,622,559

The Company has provided for a full valuation allowance against the deferred tax assets of $330,260 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$57,989	$39,462
- Hong Kong	77,814	55,550
- Malaysia	330,260	275,835
	466,063	370,847
Less: valuation allowance	(466,063)	(370,847)
Deferred tax assets, net	$–	$–

11.     RELATED PARTY TRANSACTIONS

From time to time, the director of the Company and his related companies under his control advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the three months ended June 30, 2021 and 2020, the Company paid $29,786 and $19,401 IT operating expense to Porta Capital Limited, a company which is controlled by the director of the Company, respectively.

For the six months ended June 30, 2021 and 2020, the Company paid $69,858 and $39,477 IT operating expense to Porta Capital Limited, a company which is controlled by the director of the Company, respectively.

For the three months ended June 30, 2021 and 2020, the Company paid $46,640 and $0 network bandwidth expense to Bru Haas (B) Sdn Bhd, a company which is controlled by the director of the Company, respectively.

For the six months ended June 30, 2021 and 2020, the Company paid $88,295 and $0 network bandwidth expense to Bru Haas (B) Sdn Bhd, a company which is controlled by the director of the Company, respectively.

For the six months ended June 30, 2021 and 2020, the Company sold $1,192 and $0online game accessories to Bru Haas Sdn Bhd, a company which is controlled by the director of the Company, respectively. No such amounts were received for the three months ended June 30, 2021 and 2020.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

12.     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2021, there was one single customer (Customer B) who accounted for 87% of the Company’s revenues and its outstanding receivable balances as at period-end date was $99,970.

For the six months ended June 30, 2021, there was one single customer (Customer B) who accounted for 78% of the Company’s revenues and its outstanding receivable balances as at period-end date was $99,970.

For the three months ended June 30, 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,976	71%		$–
Customer C	3,037	14%		3,013
Customer D	2,825	13%		–

Total:	$21,838	98%	Total:	$3,013

For the six months ended June 30, 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$30,557	65%		$–
Customer B	9,986	21%		–

Total:	$40,543	86%	Total:	$–

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

13.     COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has no material commitments or contingencies.

14.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

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

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the six months ended June 30, 2021 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally.

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. From March 2020, the Malaysian Prime Minister has issued a number of Movement Control Orders (MCO), which reduced movement within Malaysia and cancelled to various extents all non-essential travel and limited travel from outsiders deemed as non-essential. The MCO remains in place to date.

In the second quarter of 2021, the COVID-19 pandemic continues to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could materially affect our financial results in an adverse way.

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

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

During the three months ended June 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Three months ended June 30, 2021		June 30, 2021
Customers	Revenues	Percentage of revenues	Accounts receivable

Smart Communications Inc.	$100,022	87%	$99,970

	Three months ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Gogopass Asia Sdn Bhd	$15,976	71%		$–
PayTM First Games Private Limited	3,037	14%		3,013
Pattern Pink (M) Sdn Bhd	2,825	13%		–

Total:	$21,838	98%	Total:	$3,013

All of our major customers are located in Malaysia, India and Philippines

Revenue increased by 413.2% to $114,986 for the three months ended June 30, 2021, from $22,406 for the three months ended June 30, 2020. The increase in revenue is mainly due to a new whitelable project which commenced in June 2021.

IT operating expenses increased by 228.1% to $115,196 for the three months ended June 30, 2021, from $35,109 for the three months ended June 30, 2020. The increase in IT operating expenses is due to the increase in network bandwidth expenses, direct labor costs to whitelabel project, and Matchroom online event costs in tournament streaming as there are more subscribers during the three months ended June 30, 2021.

Research and development expense increased to $9,085 for the three months ended June 30, 2021, from $0 for the three months ended June 30, 2020. The increase in research and development expense is due to the increase in IT system advisory services.

General and administrative expenses increased by 195.0% to $289,400 for the three months ended June 30, 2021, from $98,085 for the three months ended June 30, 2020. The increase in general and administrative expenses is in anticipation of revenue growth in second half of 2021 where staff strength has been increased.

Net loss increased 196.0% to $298,253 for the three months ended June 30, 2021, from net loss of $100,749 for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to the Six months ended June 30, 2020

During the six months ended June 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Six months ended June 30, 2021		June 30, 2021
Customers	Revenues	Percentage of revenues	Accounts receivable

Smart Communications Inc.	$100,022	78%	$99,970

	Six months ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Gogopass Asia Sdn Bhd	$30,557	65%		$–
Smart Communications Inc.	9,986	21%		–

Total:	$21,838	86%	Total:	$–

All of our major customers are located in Malaysia and Philippines.

Revenue increased by 172.9% to $128,488 for the six months ended June 30, 2021, from $47,077 for the six months ended June 30, 2020. The increase in revenue is mainly due to revenue from new whitelable projects and sale of merchandise in the newly established Maroo mall.

IT operating expenses increased by 168.2% to $204,550 for the six months ended June 30, 2021, from $76,251 for the six months ended June 30, 2020. The increase in IT operating expenses is due to the increase in network bandwidth expenses, direct labor costs to whitelabel project, and Matchroom online event costs in tournament streaming as there are more subscribers during the six months ended June 30, 2021.

Research and development expense increased to $18,132 for the six months ended June 30, 2021, from $0 for the six months ended June 30, 2020. The increase in research and development expense is due to the increase in IT system advisory services.

General and administrative expenses increased by 160.4% to $510,593 for the six months ended June 30, 2021, from $196,099 for the six months ended June 30, 2020. The increase in general and administrative expenses is in anticipation of revenue growth in second half of 2021 where staff strength has been increased and the amortization of platform development cost from January 2021.

Net loss increased 180.8% to $604,255 for the six months ended June 30, 2021, from net loss of $215,227 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $20,619, accounts receivable of $115,564, deposit and other receivables of $9,062. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Six Months Ended June 30,
	2021	2020
Net cash (used in) generated from operating activities	$(578,107)	$353,883
Net cash used in investing activities	(149,395)	–
Net cash generated from (used in) financing activities	699,587	(300,612)

Net Cash (Used In) Generated From Operating Activities.

For the six months ended June 30, 2021, net cash used in operating activities was $578,107, which consisted primarily of a net loss of $604,255, an increase in accounts receivable of $94,840, an increase in deposit and other receivables of $6,326, a decrease in operating lease liabilities of $48, and offset by depreciation and amortization of $95,009, an increase in accrued liabilities and other payables of $32,235, and an increase in accounts payable of $118.

For the six months ended June 30, 2020, net cash generated from operating activities was $353,883, which consisted primarily of a net loss of $215,227, an increase in account receivables of $80,627, a decrease in operating lease liabilities of $21, and offset by a decrease in deposit and other receivables of $308, and an increase in accrued liabilities and other payables of $649,450.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2021, net cash used in investing activities was $149,395, which consisted primarily of purchase of plant and equipment.

For the six months ended June 30, 2020, net cash used in investing activities was $0.

Net Cash Generated From (Used In) Financing Activities.

For the six months ended June 30, 2021, net cash generated from financing activities was $699,587 consisting primarily of advance from related parties.

For the six months ended June 30, 2020, net cash used in financing activities was $300,612, consisting primarily of repayment to related parties.

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

Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Recent accounting pronouncement

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Adopting the standard is not expected to have a material impact on the condensed consolidated financial statements.

In December 2020, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2020-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. Adopting the standard is not expected to have a material impact on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). This guidance is effective upon issuance and generally can be applied through the end of calendar year 2022. The Company is currently evaluating the impact and applicability of this new standard.

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

Mogul.gg – An Australian-based esports platform, and has seen its expansion in Australia and Philippines. It focuses on community esports as opposed to Professional Esports

Yamisok – An Indonesian-based esports platform that also focuses on community esports and works with brands and mobile carriers, primarily in Indonesia to carry out community tournaments in Indonesia.

ESL (Electronic Sports League) – A German-based esports company that has operated many international tournaments with major partnership with Valve. ESL also has an esports platform but mainly focuses on Europe and US markets.

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

We expect our revenues to continue growing in 2021 onwards, especially through our mobile carrier partnerships, as well as our subscription model, which is expected to in line with our user growth and platform deliverables.

Employees

As of June 30, 2021, we have approximately 21 full time employees based in Malaysia, 3 full time employees based in the Philippines, 1 full time employee based in Vietnam, and 2 full time employees based in Indonesia. We have never experienced a work stoppage.

Description of Properties

Our principal executive offices are located at 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Our telephone number is 603 7783 1636. We have no present intention of acquiring other facilities during our development stage.

We do not currently have any investment or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

We were incorporated under the name Jam Run Acquisition Corporation on July 2, 2013, in the State of Delaware. From inception through early February 2014, we were a blank check company and qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012, with a business plan of entering into a transaction with a foreign or domestic private company for that company to become a reporting company as part of the process toward the public trading of its stock. We ceased being a shell company upon the filing of our Form 8-K on November 18, 2020.

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

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2021, we did not issue any unregistered securities:

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

N/A

ITEM 6 Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Accounting Officer.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*filed herewith

**to be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: August 16, 2021	/s/ Ding Jung LONG
Chief Executive Officer

Dated: August 16, 2021	/s/ Kamal Hamidon
Chief Financial Officer and Principal Accounting Officer

