Form 10-Q/A
period 2021-06-30
Blow & Drive Interlock Corp
filed 2021-08-18
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 104, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 16, 2021.

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

3

BLOW & DRIVE INTERLOCK CORPORATION

4

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

BLOW & DRIVE INTERLOCK CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$20,619	$38,985
Accounts receivable	114,967	20,630
Deposit and other receivables	9,062	2,897
Right of use assets	418	–

Total current assets	145,066	62,512

Non-current asset:
Plant and equipment, net	152,020	8,034
Intangible assets	449,380	540,126
Right of use assets	–	3,018

TOTAL ASSETS	$746,466	$613,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$539,374	$540,126
Accrued liabilities and other payables	388,607	366,331
Amounts due to related parties	2,922,265	2,234,433
Operating lease liabilities	426	3,075

TOTAL LIABILITIES	3,850,672	3,143,965

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding as of June 30, 2021 and December 31, 2020	1,000	1,000
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 140,397,289 shares issued and outstanding as of June 30, 2021 and December 31, 2020	14,040	14,040
Additional paid-in capital	9,000	9,000
Accumulated other comprehensive loss	(45,872)	(76,196)
Accumulated deficit	(3,082,374)	(2,478,119)

Total stockholders’ deficit	(3,104,206)	(2,530,275)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$746,466	$613,690

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

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flow from operating activities:
Net loss	$(604,255)	$(215,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	95,009	–

Change in operating assets and liabilities:
Accounts receivable	(94,840)	(80,627)
Deposit and other receivables	(6,326)	308
Accounts payable	118	–
Accrued liabilities and other payables	32,235	649,450
Operating lease liabilities	(48)	(21)
Net cash (used in) generated from operating activities	(578,107)	353,883

Cash flow from investing activities:
Purchase of plant and equipment	(149,395)	–

Net cash used in investing activities	(149,395)	–

Cash flow from financing activities:
Advance from (repayment to) related parties	699,587	(300,612)

Net cash generated from (used in) financing activities	699,587	(300,612)

Effect on exchange rate change on cash and cash equivalents	9,549	(91,913)

Net change in cash and cash equivalents	(18,366)	(38,642)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,985	42,526

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,619	$3,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

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

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5.      INTANGIBLE ASSETS

Intangible assets consisted of the following:

		As of
	Useful life	June 30, 2021	December 31, 2020
			(Audited)
At cost:
Software platform	3 years	$539,899	$539,899
Foreign translation difference		(643)	227
		539,256	540,126
Less: accumulated amortization		(89,922)	–
Less: foreign translation difference		46	–

		$449,380	$540,126

Amortization of intangible assets attributable to the future periods is as follows:

Year ending June 30:
2022	$179,845
2023	179,845
2024	89,690

Total	$449,380

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

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2021 and 2020 is as follows:

	Six months ended June 30,
	2021	2020

Loss before income taxes	$(369,483)	$(152,900)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(62,812)	(25,993)
Tax effect of non-taxable items	–	–
Tax effect of non-deductible items	185	41
Net operating loss	62,627	25,952
Income tax expense	$–	$–

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

For the six months ended June 30, 2021 and 2020, the Company sold $1,192 and $0 online game accessories to Bru Haas Sdn Bhd, a company which is controlled by the director of the Company, respectively. No such amounts were received for the three months ended June 30, 2021 and 2020.

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

ITEM 5 Other Information

N/A

ITEM 6 Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Accounting Officer.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: August 17, 2021	/s/ Ding Jung LONG
Chief Executive Officer

Dated: August 17, 2021	/s/ Kamal Hamidon
Chief Financial Officer and Principal Accounting Officer

