Form 10-Q
period 2021-09-30
Leet Technology Inc.
filed 2021-11-12
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55053

LEET TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3590850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805, 8th Floor, Menara Mutiara Majestic,

Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia

(Address of principal executive offices) (zip code)

+603 7783 1636

 (Registrant’s telephone number, including area code)

Blow & Drive Interlock Corp

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 1st , 2021, there were 152,899,640 shares of common stock, $0.0001 par value, issued and outstanding, and 1,000,000 issues of preferred stock issued and outstanding, par value $0.001.

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

2

LEET TECHNOLOGY INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
		(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$18,958	$38,985
Accounts receivable	171,769	20,630
Deposit and other receivables	11,051	2,897
Right of use assets	9,288	–

Total current assets	211,066	62,512

Non-current asset:
Plant and equipment, net	147,241	8,034
Intangible assets	403,328	540,126
Right of use assets	–	3,018

TOTAL ASSETS	$761,635	$613,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$537,741	$540,126
Accrued liabilities and other payables	453,522	366,331
Amounts due to related parties	3,306,447	2,234,433
Operating lease liabilities	6,313	3,075

Total current liabilities	4,304,023	3,143,965

Non-current liabilities
Operating lease liabilities	2,959	–

TOTAL LIABILITIES	4,306,982	3,143,965

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding as of September 30, 2021 and December 31, 2020	1,000	1,000
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,896,262 and 140,397,289 shares issued and outstanding as of September 30, 2021 and December 31, 2020	15,190	14,040
Additional paid-in capital	2,761,862	9,000
Accumulated other comprehensive loss	(33,842)	(76,196)
Accumulated deficit	(6,289,557)	(2,478,119)

Total stockholders’ deficit	(3,545,347)	(2,530,275)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$761,635	$613,690

See accompanying notes to condensed consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended September 30 ended September 30,		Nine Months Ended September 30 ended September 30,
	2021	2020	2021	2020

Revenue, net	$75,051	$17,387	$203,539	$64,464

Operating expenses:
IT operating expenses	(161,001)	(26,221)	(365,551)	(102,472)
Research and development	(9,087)	(26,975)	(27,219)	(26,975)
Stock based compensation	(2,754,012)	–	(2,754,012)	–
General and administrative expenses	(358,698)	(82,059)	(869,291)	(278,158)
Total operating expenses	(3,282,798)	(135,255)	(4,016,073)	(407,605)

Loss from operations	(3,207,747)	(117,868)	(3,812,534)	(343,141)

Other income:
Sundry income	564	5,211	1,096	15,257

LOSS BEFORE INCOME TAXES	(3,207,183)	(112,657)	(3,811,438)	(327,884)

Income tax expense	–	–	–	–

NET LOSS	(3,207,183)	(112,657)	(3,811,438)	(327,884)

Other comprehensive loss:
Foreign currency translation income (loss)	12,030	(20,629)	42,354	(6,832)

COMPREHENSIVE LOSS	$(3,195,153)	$(133,286)	$(3,769,084)	$(334,716)

Loss per share
- Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding
- Basic	144,881,810	10,000,000	141,908,556	10,000,000
- Diluted	145,881,810	10,000,000	142,908,556	10,000,000

See accompanying notes to condensed consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(3,811,438)	$(327,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	148,637	3,100
Stock based compensation	2,754,012	–

Change in operating assets and liabilities:
Accounts receivable	(152,081)	65,749
Deposit and other receivables	(8,364)	26,831
Accounts payable	(30)	33,289
Accrued liabilities and other payables	101,308	8,873
Operating lease liabilities	(71)	(32)
Net cash used in operating activities	(968,027)	(190,074)

Cash flows from investing activities:
Purchase of plant and equipment	(153,760)	(2,286)

Net cash used in investing activities	(153,760)	(2,286)

Cash flows from financing activities:
Advances from related parties	1,093,456	252,234

Net cash provided by financing activities	1,093,456	252,234

Effect of exchange rate on cash and cash equivalents	8,304	(96,818)

Net change in cash and cash equivalents	(20,027)	(36,944)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,985	42,526

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,958	$5,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three and Nine Months ended September 30, 2020 and 2021
	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Amount	No. of shares	Amount	No. of shares	capital	loss	losses	deficit
Balance as of January 1, 2020 (Audited)	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,618,839)	$(1,638,952)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	–	–	(114,478)	(114,478)
Balance as of March 31, 2020	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,733,317)	$(1,753,430)

Foreign currency translation adjustment	–	–	–	–	–	13,797	–	13,797
Net loss for the period	–	–	–	–	–	–	(100,749)	(100,749)

Balance as of June 30, 2020	–	$–	10,00,000	$1,000	$–	$(7,316)	$(1,834,066)	$(1,840,382)

Foreign currency translation adjustment	–	–	–	–	–	(20,629)	–	(20,629)
Net loss for the period	–	–	–	–	–	–	(112,657)	(112,657)
Balance as of September 30, 2020	–	$–	10,00,000	$1,000	$–	$(27,945)	$(1,946,723)	$(1,973,668)

Balance as of January 1, 2021 (Audited)	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(76,196)	$(2,478,119)	$(2,530,275)

Foreign currency translation adjustment	–	–	–	–	–	35,050	–	35,050
Net loss for the period	–	–	–	–	–	–	(306,002)	(306,002)
Balance as of March 31, 2021	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(41,146)	$(2,784,121)	$(2,801,227)

Foreign currency translation adjustment	–	–	–	–	–	(4,726)	–	(4,726)
Net loss for the period	–	–	–	–	–	–	(298,253)	(298,253)

Balance as of June 30, 2021	1,000,000	$1,000	140,397,289	$14,040	$9,000	$(45,872)	$(3,082,374)	$(3,104,206)

Shares issued for services	–	–	1,403,973	140	392,972	–	–	393,112
Shares issued for employees compensation			10,095,000	1,010	2,359,890	–	–	2,360,900
Foreign currency translation adjustment	–	–	–		–	12,030	–	12,030
Net loss for the period	–	–	–	–	–	–	(3,207,183)	(3,207,183)
Balance as of September 30, 2021	1,000,000	$1,000	151,896,262	$15,190	$2,761,862	$(33,842)	$(6,289,557)	$(3,545,347)

See accompanying notes to condensed consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Leet Technology Inc. (Formerly Blow & Drive Interlock Corporation, “the Company” or “LTES”) was incorporated on July 2, 2013 under the laws of the State of Delaware. The Company currently operates an eSports platform in Malaysia.

On August 23, 2021, the Company was approved to change its current name to Leet Technology Inc. and the trading symbol of LTES.

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

The Company has suffered from a working capital deficit and accumulated deficit of $4,092,957 and $6,289,557 at September 30, 2021, respectively. The Company incurred a continuous loss of $3,811,438 during the period ended September 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, there were no allowance for doubtful accounts.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Translation of amounts from HKD into US$ and MYR into US$ have been made at the following exchange rates for the period ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end HKD:US$ exchange rate	0.12843	0.12903
Period average HKD:US$ exchange rate	0.12876	0.12891
Period-end MYR:US$ exchange rate	0.23898	0.24067
Period average MYR:US$ exchange rate	0.24226	0.23632

●	Comprehensive income

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Leases

The Company adopted Topic 842, “Leases” (“ASC 842”) and determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our condensed consolidated balance sheets.

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

The Company calculates net income or loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, other receivables and amount due from a director approximate their fair values because of the short maturity of these instruments.

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of January 1, 2020, effective date the Company identified one finance lease arrangement in which it is a lessee.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for interim and fiscal periods within those fiscal years beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Adopting the standard did not have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2020. Adopting the standard did not have a material impact on the condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2020. Adopting the standard did not have a material impact on the condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2020-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. Adopting the standard did not have a material impact on the condensed consolidated financial statements.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	September 30, 2021	December 31, 2020
		(Audited)
Computer equipment	$165,028	$11,136
Furniture and fixtures	992	992
Leasehold improvements	12,618	12,618
Foreign translation difference	(1,194)	364
	177,444	25,110
Less: accumulated depreciation	(30,591)	(16,716)
Less: foreign translation difference	388	(360)
	$147,241	$8,034

Depreciation expense for the three months ended September 30, 2021 and 2020 were $8,763 and $3,100, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $13,850 and $3,100, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful life	September 30, 2021	December 31, 2020
			(Audited)
At cost:
Software platform	3 years	$539,899	$539,899
Foreign translation difference		(2,128)	227
		537,771	540,126
Less: accumulated amortization		(134,851)	–
Less: foreign translation difference		408	–

		$403,328	$540,126

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Amortization of intangible assets attributable to the future periods is as follows:

Year ending September 30:
2022	$179,716
2023	179,716
2024	43,896

Total	$403,328

Amortization for the three months ended September 30, 2021 and 2020 were $44,865 and $0, respectively.

Amortization for the nine months ended September 30, 2021 and 2020 were $134,787 and $0, respectively.

6.	LEASE LIABILITY

The Company entered into operating leases primarily for office premises. The renewed lease terms are generally 2 years. The Company uses a 1.75% rate to determine the present value of the lease payments.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

As of September 30, 2021 and December 31, 2020, right-of-use assets were $9,288 and $3,018 and lease liabilities were $9,272 and $3,075, respectively. For the nine months ended September 30, 2021, the Company did not enter into any new lease arrangements, and did not have any arrangements that had not yet commenced.

For the three months ended September 30, 2021 and 2020, the Company charged its lease expenses of $1,287 and $1,286 respectively.

For the nine months ended September 30, 2021 and 2020, the Company charged its lease expenses of $3,925 and $3,828 respectively.

The maturity of the Company’s lease obligations is presented below:

Operating lease amount
Period ended September 30,
2022	$5,066
2023	4,258

Total lease	9,324
Less: interest	(52)
Present value of lease liabilities	$9,272

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	AMOUNTS DUE TO RELATED PARTIES

As of September 30, 2021 and December 31, 2020, the Company’s director and major shareholder, Mr. Song Dai and companies under his control, made temporary advances to the Company for its working capital, which is unsecured, interest-free and has no fixed terms of repayment.

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

As of September 30, 2021 and December 31, 2020, the total number of preferred shares issued or issuable was 1,000,000 shares.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

On August 6, 2021, the Company issued 3,095,000 shares of common stock to four employees for incentive compensation at the current market value of $0.22 per share, and charged $680,900 as stock-based compensation expense.

On August 23, 2021, the Company issued 1,403,973 shares of common stock to an independent advisory company for advisory service rendered at the current market value of $0.28 per share, and charged $393,112 as stock-based compensation expense.

On September 3, 2021, the Company issued 7,000,000 shares of common stock to four employees for incentive compensation at the current market value of $0.24 per share, and charged $1,680,000 as stock-based compensation expense.

As of September 30, 2021 and December 31, 2020, the Company had 151,896,262 and 140,397,289 shares of its common stock issued and outstanding, respectively.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	WARRANTS

The Company issued warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)	Aggregate intrinsic value

Outstanding as of December 31, 2020	4,130,160	$0.60	1.81	$621,497
Forfeited, cancelled, expired	(136,668)	–	(0.30)	–

Outstanding as of September 30, 2021	3,993,492	$0.60	1.31	$621,497

10.	INCOME TAX

The Company is subject to taxes in the governing jurisdictions in which its subsidiaries operate. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

United States

The Company is registered in the State of Delaware and is subject to the tax laws of United States.

As of September 30, 2021, the operation in the United States incurred $3,132,098 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $657,741 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, LTL is governed under the Labuan Business Activity Act, 1990 (“LBATA”) and being an investment company is not subject to tax if the Labuan Substance Requirement Rules are met, failing which, it will be taxed at 24% of the audited net profit under the LBATA with no carry forward of losses to offset any future income.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. There is no income tax charge for nine months ended September 30, 2021 and 2020.

As of September 30, 2021, the operation in Hong Kong incurred $529,270 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $87,330 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary operating in Malaysia is subject to the Malaysia Corporate Tax Laws at a progressive income tax rate of 17% (2020: 17%) (for companies with paid up capital not more than MYR2.5 million and on the first MYR 600,000 (2020 : MYR 500,000) assessable income and 24% (2020: 24%) on the remaining assessable income for its tax year.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Loss before income taxes	$(671,495)	$(395,519)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(114,154)	(67,238)
Tax effect of non-deductible items	426	1,172
Timing differences and net operating loss	113,728	66,066
Income tax expense	$–	$–

As of September 30, 2021, the operation in Malaysia incurred $2,239,372 of cumulative net operating losses and unabsorbed capital allowances which can be carried forward to offset future taxable income. Effective from the year of assessment 2019, unutilized tax losses shall only be allowed to be carried forward for a maximum period of seven consecutive years commencing from the year of assessment 2019 and thereafter, from the year in which the unutilized tax losses arise.

The Company has provided for a full valuation allowance against the deferred tax assets of $380,693 on the expected future tax benefits as the management believes it is more likely than not that these assets will not be realized in the future.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
		(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States	$657,741	$39,462
- Hong Kong	87,330	55,550
- Malaysia	380,693	275,835
	1,125,764	370,847
Less: valuation allowance	(1,125,764)	(370,847)
Deferred tax assets, net	$–	$–

11.	RELATED PARTY TRANSACTIONS

From time to time, the director of the Company and his related companies under his control advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the three months ended September 30, 2021 and 2020, the Company paid $45,161 and $46,712 for IT operating costs to Porta Capital Limited, a company which is controlled by the director of the Company, respectively.

For the nine months ended September 30, 2021 and 2020, the Company paid $115,019 and $86,189 for IT operating costs to Porta Capital Limited, a company which is controlled by the director of the Company, respectively.

For the three months ended September 30, 2021 and 2020, the Company paid $89,098 and $0 for network bandwidth costs to Bru Haas (B) Sdn Bhd, a company which is controlled by the director of the Company, respectively.

For the nine months ended September 30, 2021 and 2020, the Company paid $177,393   and $0 for network bandwidth and platform server costs to Bru Haas (B) Sdn Bhd, a company which is controlled by the director of the Company, respectively.

For the nine months ended September 30, 2021 and 2020, the Company received $1,182   and $0 sales of online game accessories to Bru Haas Sdn Bhd, a company which is controlled by the director of the Company, respectively. No such amounts were sold for the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, one of the Company’s directors and executive officers received remuneration in aggregate of $40,034 and $40,007 respectively from Leet Entertainment Sdn Bhd, a wholly-owned subsidiary of the Company.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the nine months ended September 30, 2021 and 2020, one of the Company’s directors and executive officers received remuneration in aggregate of $122,097 and $ 119,102 respectively from Leet Entertainment Sdn Bhd, a wholly-owned subsidiary of the Company.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

12.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2021, there was one customer (Customer C) who accounts for more than 10% of the Company’s revenues and its outstanding receivable balances as at period-end dates was $159,684.

For the three and nine months ended September 30, 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$18,039	59%		$1,724
Customer B	12,064	39%		15,257

Total:	$30,103	98%	Total:	$16,981

	Nine months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$48,596	63%		$1,724
Customer B	15,101	19%		15,257
Customer C	9,991	13%		–

Total:	$73,688	95%	Total:	$16,981

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD and MYR converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

13.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has neither material commitments nor contingencies.

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the audited condensed consolidated financial statements. The Company determined that there are no further events to disclose.

On October 6, 2021, the Company entered into an agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), in which the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $15,000,000 of common stock, with 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time we deliver such written notice to Lincoln Park (each, a “Regular Purchase”), provided, however, that the maximum number of shares we may sell to Lincoln Park in a Regular Purchase may be increased to (i) up to 150,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.50, (ii) up to 200,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.75, and (iii) up to 250,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $1.00, in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $25,000, unless the daily median dollar volume of the Common Stock for the 20 trading-day period preceding the applicable purchase date exceeds $50,000, at which time Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed under the Purchase Agreement. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of the Company’s Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company agreed to issue 1,003,378 shares of its Common Stock to Lincoln Park as commitment shares, and up to 1,003,378 additional shares of Common Stock on a pro rata basis as Lincoln Park purchases up to its $15,000,000 total aggregate dollar amount purchase commitment under the Purchase Agreement.

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

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally.

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

In the THIRD quarter of 2021, the COVID-19 pandemic continues to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could materially affect our financial results in an adverse way.

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

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

During the three months ended September 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Three months ended September 30, 2021		September 30, 2021
Customers	Revenues	Percentage of revenues	Accounts receivable

Smart Communications Inc.	$60,071	80%	$159,684

	Three months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Gogopass Asia Sdn Bhd	$18,039	59%		$1,724
PayTM First Games Private Limited	12,064	39%		15,257

Total:	$30,103	98%	Total:	$16,981

All of our major customers are located in Malaysia, India and Philippines

Revenue increased by 331.6% to $75,051 for the three months ended September 30, 2021, from $17,388 for the three months ended September 30, 2020. The increase in revenue is mainly due to a new white lable   project which commenced in June 2021.

IT operating expenses increased by 514.0% to $161,001 for the three months ended September 30, 2021, from $26,221 for the three months ended September 30, 2020. The increase in IT operating expenses is due to the increase in network bandwidth expenses, direct labor costs to white label project, and Matchroom online event costs in tournament streaming as there were more subscribers during the three months ended September 30, 2021.

Stock based compensation increased to $2,754,012 for the three months ended September 30, 2021, from $0 for the three months ended September 30, 2020. The increase is attributable to the issuance of common stocks as employee incentives to staff and payment for consultancy services rendered during the three months ended September 30, 2021.

General and administrative expenses increased by 337.1% to $358,698 for the three months ended September 30, 2021, from $82,059 for the three months ended September 30, 2020. The increase in general and administrative expenses is in anticipation of revenue growth in third half of 2021 where staff strength has been increased.

Net loss increased 2,746.9% to $3,207,183 for the three months ended September 30, 2021, from net loss of $112,657 for the three months ended September 30, 2020. The increase in net loss is mainly attributed from the increase in stock based compensation.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

During the nine months ended September 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Nine months ended September 30, 2021		September 30, 2021
Customers	Revenues	Percentage of revenues	Accounts receivable

Smart Communications Inc.	$160,093	79%	$159,684

	Nine months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Gogopass Asia Sdn Bhd	$48,596	63%		$1,724
PayTM First Games Private Limited	15,101	19%		15,257
Smart Communications Inc.	9,991	13%		–

Total:	$73,688	95%	Total:	$16,981

All of our major customers are located in Malaysia, India and Philippines

Revenue increased by 215.7% to $203,539 for the nine months ended September 30, 2021, from $64,465 for the nine months ended September 30, 2020. The increase in revenue is mainly due to revenue from new whitelable projects and sale of merchandise in the newly established Maroo Mall platform.

IT operating expenses increased by 256.7% to $365,551 for the nine months ended September 30, 2021, from $102,472 for the nine months ended September 30, 2020. The increase in IT operating expenses is due to the increase in network bandwidth expenses, direct labor costs for white label project, and Matchroom online event costs in tournament streaming as there are more subscribers during the nine months ended September 30, 2021.

Stock based compensation increased to $2,754,012 for the nine months ended September 30, 2021, from $0 for the nine months ended September 30, 2020. The increase is attributable to the issuance of common stocks as employee incentives to staff and payment for consultancy services rendered during the nine months ended September 30, 2021

General and administrative expenses increased by 212.5% to $869,291 for the nine months ended September 30, 2021, from $278,158 for the nine months ended September 30, 2020. The increase in general and administrative expenses is in anticipation of revenue growth in third half of 2021 where staff strength has been increased and the amortization of platform development cost from January 2021.

Net loss increased 1,062.4% to $3,811,438 for the nine months ended September 30, 2021, from net loss of $327,884 for the nine months ended September 30, 2020. The increase in net loss is mainly attributed from the increase in stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $18,958, accounts receivable of $171,769, deposit and other receivables of $11,051. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Nine Months Ended September 30
	2021	2020
Net cash used in operating activities	$(968,027)	$(190,074)
Net cash used in investing activities	(153,760)	(2,286)
Net cash provided by financing activities	1,093,456	252,234

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $968,027, which consisted primarily of a net loss of $3,811,438, an increase in accounts receivable of $152,081, an increase in deposit and other receivables of $8,364, a decrease in operating lease liabilities of $71, and offset by depreciation and amortization of $148,637, stock based compensation of $2,754,012, and an increase in accrued liabilities and other payables of $101,308, and a decrease in accounts payable of $30.

For the nine months ended September 30, 2020, net cash used in operating activities was $190,074, which consisted primarily of a net loss of $327,884, a decrease in account receivables of $65,749, a decrease in deposit and other receivables of $26,831, an increase in accounts payable of $33,289, an increase in accrued liabilities and other payables of $8,873, and offset by a decrease in operating lease liabilities of $32.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $153,760 and $2,286, respectively which consisted primarily of purchase of plant and equipment.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $1,093,456 and $252,234, respectively which consisted primarily of advance from related parties.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into six (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The six (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, other receivables and amount due from a director approximate their fair values because of the short maturity of these instruments.

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

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of January 1, 2020, effective date the Company identified one finance lease arrangement in which it is a lessee.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for interim and fiscal periods within those fiscal years beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Adopting the standard is not expected to have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2020. Adopting the standard did not have a material impact on the condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2020. Adopting the standard did not have a material impact on the condensed consolidated financial statements.

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

Corporate History

Prior to the acquisition of our wholly-owned subsidiary as described below, our main business consisted of the manufacture and sale of a Breath Alcohol Ignition Interlock Device (BAIID) which we had developed and is known as the BDI-747 Ignition Interlock Device (the “BDI-747/1”), a mechanism that is installed on the steering column of an automobile and into which a driver exhales prior to starting his vehicle.

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

Our key competitors include some of the following:

ESPL (E-Sport Player League) – A new esports platform that has recently emerged out of Malaysia and has been aggressively focused on professional esports management and platform. It has expanded its reach towards India as well as in South East Asia

Mogul.gg – An Australian-based esports platform that has seen its expansion in Australia and Philippines. It focuses on community esports as opposed to Professional Esports

Yamisok – An Indonesian-based esports platform that also focuses on community esports and works with brands and mobile carriers, primarily in Indonesia to carry out community tournaments in Indonesia

ESL (Electronic Sports League) – A German-based esports company that has operated many international tournaments with major partnership with Valve. ESL also has an esports platform but mainly focuses on Europe and US markets.

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

In 2021, the Company focused on working with mobile network operators within South East Asia to extend our platform’s (Matchroom) product offerings via a subscription model, whereby mobile subscribers will subscribe to a data package that offers a tournament pass, which enables users to compete in a series of tournaments that is offered.

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

Our current roadmap is to cover South East Asia, namely Malaysia, Philippines, Indonesia, Thailand, Singapore and Cambodia within the next 18 months. The following 18 months in 2022-2023 will see us incorporating Vietnam, South Asia, Middle East and African markets into our platform.

To cater to our expansion, our platform roadmap also focuses on several priorities:-

1) Enhancement of our current platform to enable deep linking with mobile carriers

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

Employees

As of September 30, 2021, we have approximately 21 full time employees based in Malaysia, 2 full time employees based in the Philippines, 1 full time employee based in Vietnam, and 2 full time employees based in Indonesia. We have never experienced a work stoppage.

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

We were incorporated under the name Jam Run Acquisition Corporation on July 2, 2013, in the State of Delaware. From inception through early February 2014, we were a blank check company and qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012, with a business plan of entering into a transaction with a foreign or domestic private company for that company to become a reporting company as part of the process toward the public trading of its stock. We ceased being a shell company upon the filing of our Form 8-K on November 18, 2020. On August 23, 2021, the Financial Industry Regulatory Authority (FINRA) approved the change of name of the Company from Blow & Drive Interlock Corp to Leet Technology Inc, and the trading symbol of the Company from BDIC to LTES.

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

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

During the nine months ended September 30, 2021, we did not issue any unregistered securities:

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

On August 23, 2021, the Financial Industry Regulatory Authority (FINRA) approved the change of name of the Company from Blow & Drive Interlock Corp to Leet Technology Inc, and the trading symbol of the Company from BDIC to LTES.

On October 6, 2021, the Company entered into an agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), in which the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $15,000,000 of common stock, with 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time we deliver such written notice to Lincoln Park (each, a “Regular Purchase”), provided, however, that the maximum number of shares we may sell to Lincoln Park in a Regular Purchase may be increased to (i) up to 150,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.50, (ii) up to 200,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.75, and (iii) up to 250,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $1.00, in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $25,000, unless the daily median dollar volume of the Common Stock for the 20 trading-day period preceding the applicable purchase date exceeds $50,000, at which time Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed under the Purchase Agreement. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of the Company’s Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company agreed to issue 1,003,378 shares of its Common Stock to Lincoln Park as commitment shares, and up to 1,003,378 additional shares of Common Stock on a pro rata basis as Lincoln Park purchases up to its $15,000,000 total aggregate dollar amount purchase commitment under the Purchase Agreement.

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

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leet Technology Inc.

Dated: November 12, 2021	/s/ Ding Jung LONG
Chief Executive Officer

Dated: November 12, 2021	/s/ Kamal Hamidon
Chief Financial Officer and Principal Accounting Officer

2