Form 10-Q/A
period 2021-06-30
Leet Technology Inc.
filed 2022-04-15
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55053

BLOW &DRIVE INTERLOCK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-3590850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805, 8th Floor, Menara Mutiara Majestic,

Jalan Othman, Petaling Jaya 46000,Selangor, Malaysia

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 2, 2021, there were 140,397,289 shares of common stock, $0.0001 par value, issued and outstanding, and 1,000,000 issues of preferred stock issued and outstanding, par value $0.0001.

EXPLANATORY NOTE

As previously disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022, the Board of Directors (the “Board”) of Leet Technology, Inc. (“Leet” or the “Company”), after discussion with Friedman, LLP (“Friedman”), the Company’s current independent registered public accounting firm, J&S Associates, the Company’s predecessor independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the management of the Company concluded that it is appropriate to correct the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2021, included in the Company’s Quarterly Report on Form 10-Q for such period (the “Previously Issued Financial Statements”) filed with the SEC on August 18, 2021, should be restated because of certain material errors in the Previously Issued Financial Statements and should no longer be relied upon. The Company is filing this Amendment No. 2 on Form 10-Q (the “Form 10-Q/A” or the “Amendment”) to amend and restate the Previously Issued Financial Statements (the “Restatement”) and certain items in the Original Form 10-Q.

The Restatement corrects the following errors identified in the Previously Issued Financial Statements:

A. The Company identified certain receivables that were not properly recorded due to the improper recognition of revenue.

B. The Company identified errors in its accounting for revenue which improperly recognized for the three and six months ended June 30, 2021

C. The Company identified certain balance sheet and income statement accounts have been reclassified to conform to the 2021 fiscal year end presentation.

For the convenience of the reader, this Form 10-A/a sets forth the Original Form 10-Q as modified and superseded where necessary to reflect the Restatement. The following items have been amended principally as a result of, and to reflect, the Restatement:

Part I - Item 1. Financial Statements.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I - Item 4. Controls and Procedures.

See Note 2 to the accompanying unaudited condensed consolidated financial statements, set forth in Item 1 of this Amendment, for details of the Restatement and its impact on the unaudited condensed consolidated financial statements.

Except for the items noted above, no other information included in the Original Form 10-Q is being amended by this Amendment. The Amendment continues to speak as of the date of the Original Form 10-Q and we have not updated the filing to reflect events occurring subsequent to the Original Form 10-Q date other than those associated with the Restatement and as described above. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

1

BLOW & DRIVE INTERLOCK CORPORATION

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

BLOW & DRIVE INTERLOCK CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	(Restated)
ASSETS
Current asset:
Cash	$20,619	$38,985
Accounts receivable	14,997	20,630
Deposit and other receivables	9,062	2,897
Right of use assets	418	–

Total current assets	45,096	62,512

Non-current asset:
Plant and equipment, net	152,020	8,034
Intangible assets, net	449,380	540,126
Right of use assets	–	3,018

TOTAL ASSETS	$646,496	$613,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$539,374	$540,126
Accrued liabilities and other payables	42,765	53,720
Accrued compensation payable to officers and directors	326,283	293,020
Amounts due to related parties	2,941,824	2,254,023
Operating lease liabilities	426	3,075

TOTAL LIABILITIES	3,850,672	3,143,964

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding as of June 30, 2021 and December 31, 2020	100	100
Preferred stock, Series B, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020	–	–
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 140,397,289 shares issued and outstanding as of June 30, 2021 and December 31, 2020	14,040	14,040
Additional paid-in capital	9,900	9,900
Accumulated other comprehensive loss	(45,820)	(76,195)
Accumulated deficit	(3,182,396)	(2,478,119)

Total stockholders’ deficit	(3,204,176)	(2,530,274)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$646,496	$613,690

See accompanying notes to these unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Restated)		(Restated)

Revenue	$14,964	$22,406	$28,466	$47,077

Cost of revenue (includes related party expenses, $67,347 and $140,047 in 2021, for the 3 and 6 months, and includes related party expenses of $19,401 and $39,477 in 2020 for the 3 and 6 months)	(115,196)	(35,109)	(204,550)	(76,251)

Gross loss	(100,232)	(12,703)	(176,084)	(29,174)

Operating expenses:
Research and development (includes related party expenses $9,079 and $18,106 in 2021, for the 3 months and 6 months, and includes related party expenses of $0 and $0 in 2020 for the 3 and 6 months.	(9,085)	–	(18,132)	–

General and administrative expenses	(289,400)	(98,085)	(510,593)	(196,099)
Total operating expenses	(298,485)	(98,085)	(528,725)	(196,099)

Loss from operations	(398,717)	(110,788)	(704,809)	(225,273)

Other income (expense):
Interest expense	(1)	–	–	–
Interest income	–	–	76	–
Sundry income	443	10,039	456	10,046
Total other income, net	442	10,039	532	10,046

LOSS BEFORE INCOME TAXES	(398,275)	(100,749)	(704,277)	(215,227)

Income tax expense	–	–	–	–

NET LOSS	(398,275)	(100,749)	(704,277)	(215,227)

Other comprehensive income (loss):
Foreign currency translation (loss) income	(4,675)	(2,111)	30,375	13,797

COMPREHENSIVE LOSS	$(402,950)	$(102,860)	$(673,902)	$(201,430)

Loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	140,397,289	10,000,000	140,397,289	10,000,000

See accompanying notes to these unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
	(Restated)
Cash flow from operating activities:
Net loss	$(704,277)	$(215,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	5,087	–
Amortization on intangible assets	89,922	–
Right of use amortization	2,545	2,453

Change in operating assets and liabilities:
Accounts receivable	5,130	(80,627)
Deposit and other receivables	(6,326)	308
Accounts payable	118	–
Accrued liabilities and other payables	(10,262)	172,923
Accrued compensation payable to officers and directors	42,497	40,960
Operating lease liabilities	(2,593)	(2,474)
Net cash used in operating activities	(578,159)	(81,684)

Cash flow from investing activities:
Purchase of plant and equipment	(149,395)	–
Net cash used in investing activities	(149,395)	–

Cash flow from financing activities:
Advances from related parties	699,587	134,954
Net cash provided by financing activities	699,587	134,954

Effect on exchange rate change on cash	9,601	(91,912)

Net decrease in cash	(18,366)	(38,642)

CASH – BEGINNING OF PERIOD	38,985	42,526

CASH – END OF PERIOD	$20,619	$3,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to these unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated losses	stockholders’ deficit
							(Restated)	(Restated)

Balance as of January 1, 2020	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,618,839)	$(1,638,952)
Foreign currency translation adjustment	–	–	–	–	–	15,908	–	15,908
Net loss for the period	–	–	–	–	–	–	(114,478)	(114,478)
Balance as of March 31, 2020	–	$–	10,000,000	$1,000	$–	$(5,205)	$(1,733,317)	$(1,737,522)

Foreign currency translation adjustment	–	–	–	–	–	(2,111)	–	(2,111)
Net loss for the period	–	–	–	–	–	–	(100,749)	(100,749)
Balance as of June 30, 2020	–	$–	10,00,000	$1,000	$–	$(7,316)	$(1,834,066)	$(1,840,382)

Balance as of January 1, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(76,195)	$(2,478,119)	$(2,530,274)

Foreign currency translation adjustment	–	–	–	–	–	35,050	–	35,050
Net loss for the period	–	–	–	–	–	–	(306,002)	(306,002)
Balance as of March 31, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(41,145)	$(2,784,121)	$(2,801,226)

Foreign currency translation adjustment (restated)	–	–	–	–	–	(4,675)	–	(4,675)
Net loss for the period (restated)	–	–	–	–	–	–	(398,275)	(398,275)
Balance as of June 30, 2021 (restated)	1,000,000	$100	140,397,289	$14,040	$9,900	$(45,820)	$(3,182,396)	$(3,204,176)

See accompanying notes to these unaudited condensed consolidated financial statements.

BLOW & DRIVE INTERLOCK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Blow & Drive Interlock Corporation (“the Company” or “BDIC”) was incorporated on July 2, 2013 under the laws of the State of Delaware. The Company currently operates an eSports platform in Malaysia.

On October 2, 2020, The Doheny Group, LLC, the former shareholder of the Company, agreed to sell its 110,617,521 shares of common stock of BDIC and 1,000,000 shares of Series A Preferred Stock pursuant to the terms of a Stock Purchase Agreement (the “Agreement”) to Mr. Dai Song. The shares represent approximately 84.83% of the issued and outstanding shares of the Company’s common stock, 100% of issued and outstanding Series A Preferred Stock, and 91.41% of the voting power of all securities of the Company, which resulted in a change in control of BDIC. In addition, under the Agreement, BDIC has agreed to sell its current assets and operations to a private company in exchange for the private company assuming all of its liabilities at closing. As of this date, the Company effectively became a shell Company through the date of the reverse recapitalization with BDIC.

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

Because the Company was a shell company, LTL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, LTL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of LTL, and the Company’s assets, liabilities and results of operations will be consolidated with LTL beginning on the acquisition date. LTL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (LTL).

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

2.       RESTATEMENT AND REVISION OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022, the Board of Directors and the management of the Company concluded that it is appropriate to correct the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 18, 2021, should be restated because of certain material errors and should no longer be relied upon.

The Company has restated its previously reported unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 due to improper recognition of revenue. The correction of the error reduced revenue recognized during the three and six months ended June 30, 2021 by $100,022, as a result of the corrected transaction the accounts receivable was decreased by $99,970 correspondingly.

The following table presents the effect of the error correction on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2021, unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021, and unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2021.

	As of June 30, 2021 (unaudited)
	As Reported	Adjustments and Reclassifications		As Restated
ASSETS
Current asset:
Accounts receivable	$114,967	(99,970)	(a)	$14,997
Total current assets	145,066	(99,970)	(a)	45,096
TOTAL ASSETS	$746,466	(99,970)	(a)	$646,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$388,607	(345,842)	(b)	$42,765
Accrued compensation payable to officers and directors	–	326,283	(b)	326,283
Amounts due to related parties	$2,922,265	19,559	(b)	$2,941,824

STOCKHOLDERS’ DEFICIT
Accumulated other comprehensive loss	$(45,872)	52	(c)	$(45,820)
Accumulated deficit	(3,082,374)	(100,022)	(a),(c)	(3,182,396)
Total stockholders’ deficit	(3,104,206)	(99,970)		(3,204,176)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$746,466	$(99,970)		$646,496

Summary of Adjustments and Reclassifications:

(a)	Entry represents the adjustment on overstated accounts receivable due to improper recognition of revenue.
(b)	Entry represents the reclassification of certain accrued liabilities and other payables to accrued compensation payable to officers and directors and amounts due to related parties.
(c)	Entry represents the exchange currency translation adjustment.

Schedule Of Condensed Consolidated Statement Of Operations
	Three months ended June 30, 2021 (unaudited)				Six months ended June 30, 2021 (unaudited)
	As Reported	Adjustments and Reclassifications		As Restated	As Reported	Adjustments and Reclassifications		As Restated

Revenue	$114,986	$(100,022	)(d)	$14,964	$128,488	$(100,022)	(d)	$28,466
Cost of revenue	–	(115,196	)(e)	(115,196)	–	(204,550)	(e)	(204,550)

Gross profit (loss)	114,986	(215,218)		(100,232)	128,488	(304,572)		(176,084)

Operating expenses:
IT operating expenses	(115,196)	115,196	(e)	–	(204,550)	204,550	(e)	–
Total operating expenses	(413,681)	115,196	(e)	(298,485)	(733,275)	204,550	(e)	(528,725)

Loss from operations	(298,695)	(100,022	)(d)	(398,717)	(604,787)	(100,022)	(d)	(704,809)

Other income (expense):
Interest expense	–	(1	)(f)	(1)	–	–		–
Interest income	–	–		–	–	76	(f)	76
Sundry income	442	1	(f)	443	532	(76)	(f)	456
Total other income, net	442	–		442	532	–		532

LOSS BEFORE INCOME TAXES	(298,253)	(100,022	)(d)	(398,275)	(604,255)	(100,022)	(d)	(704,277)
NET LOSS	$(298,253)	$(100,022	)(d)	$(398,275)	$(604,255)	$(100,022)	(d)	$(704,277)

Other comprehensive income (loss):
Foreign currency translation (loss) income	(4,727)	52	(g)	(4,675)	30,323	52	(g)	30,375

COMPREHENSIVE LOSS	$(302,980)	$(99,970)		$(402,950)	$(573,932)	$(99,970)		$(673,902)

Summary of Adjustments and Reclassifications:

(d)	Entry represents the adjustment on overstated revenue due to improper recognition of revenue.
(e)	Entry represents the reclassification of IT operating expenses to cost of revenue.
(f)	Entry represents the reclassification of sundry income to interest (expense) income.
(g)	Entry represents the adjustment on foreign currency translation income due to overstated accounts receivable and revenue.

	Six months ended June 30, 2021 (unaudited)
	As Reported	Adjustments and Reclassifications	(h)	As Restated
Cash flow from operating activities:
Net loss	$(604,255)	$(100,022)		$(704,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	95,009	(89,922)		5,087
Amortization on intangible assets	–	89,922		89,922
Right of use amortization	–	2,545		2,545

Change in operating assets and liabilities:
Accounts receivable	(94,840)	99,970		5,130
Accrued liabilities and other payables	32,235	(42,497)		(10,262)
Accrued compensation payable to officers and directors	–	42,497		42,497
Operating lease liabilities	(48)	(2,545)		(2,593)
Net cash used in operating activities	(578,107)	(52)		(578,159)

Effect on exchange rate change on cash	$9,549	$52		$9,601

Summary of Adjustments and Reclassifications:

(h)	Adjustments and reclassifications were a result of the activity summarized in the restatement tables above.

3.      LIQUIDITY AND GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these consolidated financial statements.

As of June 30, 2021, the Company had $20,619 in cash, working capital deficit of $3,805,576 and accumulated deficit of $3,182,396. The Company incurred a continuous net loss of $704,277 during the six months ended June 30, 2021. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders and related parties. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations for one year from the date of the filing of the financial statements.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The comparative figures in the balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements during the periods reported. Actual results may differ from these estimates.

Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash

Cash represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there were no allowance for doubtful accounts.

Plant and equipment

Plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Leasehold improvements are amortized over the lessor of the based term of the lease or 5 years of the leasehold improvement. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	5 years
Furniture and fixtures	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Software and development costs

Costs incurred to develop software for internal-use are capitalized and amortized over the useful life of the software. Amortization of capitalized software development costs begin when the application is substantially complete and ready for its intended use. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization is computed using the straight line method over the estimated economic life of the product, which is estimated to be three years. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred.

Research and development costs

Research and development costs are expensed as incurred and consist of development work associated with our existing technology, customer solutions and processes. Our research and development expenses relate primarily to payroll costs for personnel, costs associated with various projects, including testing, development and other related expenses.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

Revenue recognition

The revenue of the Company is currently generated from the provision of white label solutions and esports event management and team services. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) when control of a product or service is transferred to a customer.

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

White Label Solutions Revenue

The Company derives revenue from the provision of white label solutions. The Company offers white label, contracted licensed, solutions primarily to their information & communications technology (“ICT”) partners. The Company engages its ICT partners to utilize its Matchroom.net Platform. For customers who have their own platforms and apps being used, the Company will customize the design of Matchroom.net to meet the customer’s need and integrate, a customized solution into the customer’s system. The Matchroom.net platform and software solution is customizable to the specific needs of each customer and can be integrated across multiple platforms. On average it will take the Company three months to complete the customization of the platform for a customers use.

The Company’s typical arrangement involves customizing the Matchroom.net platform solution, which requires technical programming support to build out the platform to its customers specifications. As a result, in analyzing the performance obligations being provided to the customer the Company considers the software license and customization services as a single performance obligation as required by ASC 606. In carrying out the services under these arrangements, the Company is often provided with upfront payment which is deferred and recognized into revenue over the duration of the contract.

Esports Tournament Management and Team Services Revenue

The Company derives revenue from esports tournament management and team services. The Company offers tournament management services to their customers, whereby they are engaged to provide the service of managing and hosting a tournament of the customer’s choice. The Company provides the required manpower and skills to host and manage an esports tournament on their own Matchroom.net platform or on the platform of the customer. The hosting and management of these tournaments on behalf of the customer is deemed to be one performance obligation and is met over the period of performance (couple of days) in which the tournament is held.

The amount to be recognized as revenue equals the predetermined event management fee as per the agreement in place between the Company and the customer. The Company fulfils its performance obligation through the execution and completion of hosting the tournament, over the period of performance that being the multi-day tournament. The amount per the contract is based on the needs of the customer and the required level of manpower or skills needed for the relevant tournament.

Apart from hosting the tournaments of other customers, the Company also hosts and managed their own internally held tournaments. The Company will obtain sponsorship agreements with other third-party entities whereby the Company commits to deliver certain sponsor and promotional services in exchange for consideration. Upon completion of the tournament a work completion report will be generated and communicated to the customer. Revenue will be recording pro rata during the duration of the tournament. The Company invoices its promotional partners based on the contracted services within the agreement.

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Six months ended June 30,
	2021	2020

White label solutions	$10,320	$40,543
Esport tournament management and team services	9,630	6,238
Matchroom Mini-app solutions	8,516	296

	$28,466	$47,077

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and six months ended June 30, 2021 and 2020, the Company did not have any interest and penalties associated with uncertain tax positions. As of June 30, 2021 and December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies (Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”)). HKD-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.12878 and 0.12899, at June 30, 2021 and December 31, 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.12885 and 0.12885 for the six months ended June 30, 2021 and 2020, respectively). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.24098 and 0.24832, at June 30, 2021 and December 31, 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.24423 and 0.23540 for the six months ended June 30, 2021 and 2020, respectively).

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Leases

The Company adopted Topic 842, Leases (“ASC 842”) and determines if an arrangement is a lease at inception. Operating leases are included in operating ROU assets, other current liabilities, and operating lease liabilities in our unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our unaudited condensed consolidated balance sheets.

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

Net loss per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the year. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to the continuing net losses. The following anti-dilutive equity and debt securities were excluded from the computation of net loss per share.

	As of June 30,
	2021	2020
	(Shares)	(Shares)

Warrants	3,993,492	4,130,160

Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the unaudited financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that   any matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Fair value of financial instruments

The Carrying amounts for cash, accounts receivable, deposits receivable, accounts payable, accrued liabilities, and other payables approximate their fair value because of their short-term maturity. The Company determined that the carrying amount of accrued compensation payable to officers and directors and amounts due to related parties approximates fair value as these amounts are indicative of the amounts the company would expect to settle in current market exchange.

Recent accounting pronouncements

Accounting Standards Adopted

In December 2020, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2020-12”), which eliminates certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. Adopting the standard is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact and applicability of this new standard.

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

5.       PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	June 30, 2021	December 31, 2020

Computer equipment	$160,531	$11,136
Furniture and fixtures	992	992
Leasehold improvements	12,618	12,618
Foreign currency translation difference	(500)	364
	173,641	25,110
Less: accumulated depreciation and amortization	(21,803)	(16,716)
Less: foreign currency translation difference	182	(360)
	$152,020	$8,034

During the six months ended June 30, 2021, the Company purchased computers and equipment of approximately $145,883 from a related party, Bru Haas Consultants.

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 were $3,843 and $0, respectively.

Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 were $5,087 and $0, respectively.

6.      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of
	June 30, 2021	December 31, 2020
At cost:
Developed software	$539,899	$539,899
Foreign currency translation difference	(643)	227
	539,256	540,126
Less: accumulated amortization	(89,922)	–
Less: foreign currency translation difference	46	–

	$449,380	$540,126

Amortization for the three months ended June 30, 2021 and 2020 were $44,937 and $0, respectively.

Amortization for the six months ended June 30, 2021 and 2020 were $89,922 and $0, respectively.

Amortization of intangible assets attributable to the future periods is as follows:

Year ending June 30:
2022	$179,845
2023	179,845
2024	89,690

Total	$449,380

7.       STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 20,000,000 preferred shares of $0.0001 par value.

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

Series B Convertible Preferred Stock

The Company has authorized 10,000,000 shares of Series B Convertible Preferred Stock. The Series B shares have the following preferences: (i) dividend rights in pari passu with the Company’s common stock on an as converted basis, (ii) liquidation preference over the Company’s common stock, (iii) conversion rights of 10 shares of common stock for each share of Series B Convertible Preferred Stock converted, (iv) no redemption rights, (v) no call rights, (vi) each share of Series B Convertible Preferred Stock will have 1,000 votes on all matters validly brought to the Company’s common stock holders.

As of June 30, 2021 and December 31, 2020, the total number of Series A preferred shares issued or issuable was 1,000,000 shares and 0 shares, respectively.

As of June 30, 2021 and December 31, 2020, there was no Series B preferred shares issued or issuable.

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

8.       WARRANTS

The Company issued common stock warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows:

		Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)

Outstanding as of December 31, 2019	4,130,160	$0.70	1.78
Forfeited, cancelled, expired	(50,000)	0.01	(0.99)

Outstanding as of December 31, 2020	4,080,160	0.71	0.79
Forfeited, cancelled, expired	(86,668)	–	(0.49)

Outstanding as of June 30, 2021	3,993,492	0.71	0.30

There were 3,993,492 warrants exercisable at June 30, 2021 with a weighted average exercise price of $0.71. The intrinsic value of the warrants exercisable   during the six months ended June 30, 2021 and 2020 was $2,990   and $0  , respectively.

9.     INCOME TAX

The Company recorded $0 tax provision for the three and six months ended June 30, 2021, and the three and six months ended June 30, 2020, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

At December 31, 2020, the Company has U.S. federal operating loss carryforwards of $4,127,053, and state of California operating loss carryforwards of $3,421,796. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. federal net operating loss carryforwards in the amount of $1,480,887, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,646,166, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At December 31, 2020, the Company’s subsidiary operating in Hong Kong has net operating loss carryforwards of $698,685 which do not expire and therefore can be carried forward indefinitely.

At December 31, 2020, the Company’s subsidiary operating in Malaysia has net operating loss of $1,551,826. Net operating loss carryforwards will begin to expire, if unused, in 2025.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of June 30, 2021 and December 31, 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company do not expect any material changes in our unrecognized tax benefits over the next 12 months.

The Company’s ability to utilize U.S. net operating loss carryforwards to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law. In general, an ownership change occurs when the ownership of the Company’s stock by 5 percent or more shareholders “5-percent shareholders” exceeds 50 percentage points within a three-year period. The Company have not conducted a Section 382 study to determine whether the use of our U.S. net operating losses is limited. The Company may have experienced ownership changes in the past, and the Company may experience ownership changes in the future, some of which are outside our control. This could limit the amount of net operating losses that the Company can utilize annually to offset future taxable income or tax liabilities.

10.     RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of
	June 30, 2021	December 31, 2020

Due to Porta Capital Limited (“Porta Capital”)	$1,997,069	$1,868,833
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	910,286	326,665
Due to Bru Haas Sdn Bhd (“Bru Haas”)	2,888	26,910
Due to Tila Network Limited (“Tila Network”)	19,559	19,590
Due to Mr. Song Dai (“Mr. Song”)	12,022	12,025

	$2,941,824	$2,254,023

Mr. Song is the director and major shareholder of the Company, and he is also the major shareholder of Porta Capital, Bru Haas (B), Bru Haas, and Tila Network. Amount due to these related companies are those trade and nontrade payables arising from transactions between the Company and the related companies, such as advances made by the related companies on behalf of the Company, and advances made by the Company on behalf of the related companies. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

The advances from Mr. Song is mainly for working capital purpose. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

In the ordinary course of business, during the three and six months ended June 30, 2021 and 2020, the Company involved with certain transactions, either at cost or current market prices and on the normal commercial terms among related parties.

For the three months ended June 30, 2021 and 2020, the Company paid research and development consulting fee to Porta Capital of $9,079 and $0, respectively.

For the three months ended June 30, 2021 and 2020, the Company paid Matchroom platform server rent expense to Porta Capital of $20,707 and $19,401, respectively.

For the three months ended June 30, 2021 and 2020, the Company paid $46,640 and $0 network bandwidth expense to Bru Haas (B), respectively.

For the six months ended June 30, 2021 and 2020, the Company paid research and development consulting fee to Port Capital of $18,106 and $0, respectively.

For the six months ended June 30, 2021 and 2020, the Company paid Matchroom platform server rent expense to Porta Capital of $51,752 and $39,477, respectively.

For the six months ended June 30, 2021 and 2020, the Company paid $88,295 and $0 network bandwidth expense to Bru Haas (B), respectively.

 Both platform server rent expense and network bandwidth expense are recorded in the cost of revenue.

11.     CONCENTRATIONS OF RISK (RESTATED)

The Company is exposed to the following concentrations of risk:

(a)       Major customers

 For the three months ended June 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,152	34%		$6,932
Customer B	3,082	21%		3,041
Customer C	2,198	15%		–
Customer D	1,491	10%		4,591

Total:	$11,923	80%	Total:	$14,564

For the six months ended June 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$10,320	36%		$6,932
Customer B	3,082	11%		3,041
Customer D	2,994	11%		4,591

Total:	$16,396	58%	Total:	$14,564

For the three months ended June 30, 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,976	71%		$–
Customer D	3,037	14%		3,013
Customer E	2,825	13%		–

Total:	$21,838	98%	Total:	$3,013

For the six months ended June 30, 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$30,557	65%		$–
Customer F	9,986	21%		–

Total:	$40,543	86%	Total:	$–

(b)	Economic and political risk

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

(d)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash   are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board and Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of HK$500,000   and RM250,000,   respectively if the bank with which an individual/a company hold its eligible deposit fails. At June 30, 2021 and December 31, 2020, the Company did not have deposit funds that exceeded the insured limits in Hong Kong and Malaysia.

12.     COMMITMENTS AND CONTINGENCIES

The Company from time to time may be involved in legal proceedings and disputes arising in the normal course of business. The Company believes that there are no material claims or actions pending or threatened against the Company.

On April 28, 2021, the Company entered into a financial advisory agreement, (“the agreement”) with Maxim Group, LLC (“Maxim”), a leading full-service investment banking, securities and wealth management firm, pursuant to which Maxim will provide certain advisory services including strategic corporate planning, capitalization, and marketing. Additionally, Maxim, will advise the Company with respect to its objective to list on a national securities exchange.  As consideration for Maxim’s services pursuant to the agreement, the Company agreed to issue restricted shares of the Company’s common stock to Maxim equal to 2% of the outstanding shares of the Company’s Common Stock. As mentioned in Note 7, the Company issued 1,403,973 restricted shares, 1% of the outstanding shares of the common stock, upon execution of the agreement. Under the terms of the agreement, the Company is committed to issue additional restricted shares of 1% of the outstanding shares of its common stock upon a successful listing of the Company’s common stock to a national exchange (NASDAQ or NYSE).

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

Company Overview

The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto, which are set forth in Item 1 of this report.

The Company operates within the Esports industry and derives revenue from esports tournament management and team services. The Company offers tournament management services to their customers, whereby they are engaged to provide the service of managing and hosting a tournament of the customer’s choice. The Company provides the required manpower and skills to host and manage an esports tournament on their own Matchroom.net platform or on the platform of the customer. Apart from hosting the tournaments of other customers, the Company also hosts and managed their own internally held tournaments. The Company will obtain sponsorship agreements with other third-party entities whereby the Company commits to deliver certain sponsor and promotional services in exchange for consideration.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q/A for the six months ended June 30, 2021 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally.

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

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2021, the Company had $20,619 in cash, working capital deficit of $3,805,576 and accumulated deficit of $3,182,396. The Company incurred a continuous loss of $704,277 during the six months ended June 30, 2021. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders and related parties. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations for one year from the date of the filing of the financial statements.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Overview and Outlook

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.

The Company has restated its previously reported unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 due to improper recognition of revenue. The correction of the error reduced revenue recognized during the three and six months ended June 30, 2021 and the accounts receivable as of June 30, 2021 correspondingly.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

During the three months ended June 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Three months ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,152	34%		$6,932
Customer B	3,082	21%		3,041
Customer C	2,198	15%		-
Customer D	1,491	10%		4,591

Total:	$11,923	80%	Total:	$14,564

	Three months ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,976	71%		$–
Customer D	3,037	14%		3,013
Customer E	2,825	13%		–

Total:	$21,838	98%	Total:	$3,013

All of our major customers are located in Malaysia, India and Philippines

Revenue decreased by 33.2% to $14,964 for the three months ended June 30, 2021, from $22,406 for the three months ended June 30, 2020. The decrease in revenue is mainly due to delays in advancing contracts with customers.

Cost of revenue increased by 228.1% to $115,196 for the three months ended June 30, 2021, from $35,109 for the three months ended June 30, 2020. The increase in cost of revenue is due to the increase in network bandwidth expenses, direct labor costs to white label project, and Matchroom online event costs in tournament streaming as there are more subscribers during the three months ended June 30, 2021.

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

Net loss increased 295.3% to $398,275 for the three months ended June 30, 2021, from net loss of $100,749 for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to the Six months ended June 30, 2020

During the six months ended June 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Six months ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$10,320	36%		$6,932
Customer B	3,082	11%		3,041
Customer D	2,994	11%		4,591

Total:	$16,396	58%	Total:	$14,564

	Six months ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$30,557	65%		$–
Customer F	9,986	21%		–

Total:	$40,543	86%	Total:	$–

All of our major customers are located in Malaysia and Philippines.

Revenue decreased by 39.5% to $28,466 for the six months ended June 30, 2021, from $47,077 for the six months ended June 30, 2020. The decrease in revenue is mainly due to delays in advancing contracts with customers.

Cost of revenue increased by 168.3% to $204,550 for the six months ended June 30, 2021, from $76,251 for the six months ended June 30, 2020. The increase in cost of revenue is due to the increase in network bandwidth expenses, direct labor costs to white label project, and Matchroom online event costs in tournament streaming as there are more subscribers during the six months ended June 30, 2021.

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

Net loss increased 227.2% to $704,277 for the six months ended June 30, 2021, from net loss of $215,227 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $20,619, accounts receivable of $14,997, deposit and other receivables of $9,062. Such cash amounts and other sources of liquidity are not sufficient to support our operations in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations. In the absence of such financing, our business will likely fail.

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(578,159)	$(81,684)
Net cash used in investing activities	(149,395)	–
Net cash provided by financing activities	699,587	134,954

Net Cash Used In Operating Activities.

For the six months ended June 30, 2021, net cash used in operating activities was $578,159, which consisted primarily of a net loss of $704,277, an increase in deposit and receivables of $6,326, a decrease in accrued liabilities and other payables of $10,262, a decrease in operating lease liabilities of $2,593 and offset by depreciation on plant and equipment of $5,087, amortization on intangible assets of $89,922, right of use amortization of $2,545, a decrease in accounts receivable of $5,130, an increase in accounts payable of $118, an increase in accrued compensation payable to officers and directors of $42,497.

For the six months ended June 30, 2020, net cash used in operating activities was $81,684, which consisted primarily of a net loss of $215,227, an increase in account receivables of $80,627, a decrease in operating lease liabilities of $2,474, and offset by right of use amortization of $2,453, a decrease in deposit and other receivables of $308, an increase in accrued liabilities and other payables of $172,923, and an increase in accrued compensation payable to officers and directors of $40,960.

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

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2021, net cash provided by financing activities was $699,587 consisting primarily of advances from related parties.

For the six months ended June 30, 2020, net cash provided by financing activities was $134,954, consisting primarily of advances from related parties.

Off-Balance Sheet Arrangements

We have not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact amounts reported therein. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2020, as well as Note 4 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2021  , there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

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

Management identified a material weakness in our internal control over financial reporting related to the error on accounting for revenue  . This material weakness resulted in material misstatements to the unaudited condensed consolidated financial statements as of and for the period ending June 30, 2021. Additionally, this material weakness could result in further misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for revenue related transactions and contracts with our customers and ASC 606. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Blow & Drive Interlock Corporation

Dated: April 15, 2022	/s/ Ding Jung LONG
Chief Executive Officer

Dated: April 15, 2022	/s/ Kamal Hamidon
Chief Financial Officer and Principal Accounting Officer

