Form 10-Q/A
period 2021-09-30
Leet Technology Inc.
filed 2022-04-15
CIK 1586495

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

EXPLANATORY NOTE

As previously disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022, the Board of Directors (the “Board”) of Leet Technology, Inc. (“Leet” or the “Company”), after discussion with Friedman, LLP (“Friedman”), the Company’s current independent registered public accounting firm, J&S Associates, the Company’s predecessor independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the management of the Company concluded that it is appropriate to correct the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the three and nine months ended September 30, 2021, included in the Company’s Quarterly Report on Form 10-Q for such period (the “Previously Issued Financial Statements”) filed with the SEC on November 12, 2021, should be restated because of certain material errors in the Previously Issued Financial Statements and should no longer be relied upon. The Company is filing this Amendment No. 1 on Form 10-Q (the “Form 10-Q/A” or the “Amendment”) to amend and restate the Previously Issued Financial Statements (the “Restatement”) and certain items in the Original Form 10-Q.

The Restatement corrects the following errors identified in the Previously Issued Financial Statements:

A. The Company identified certain receivables that were not properly recorded due to the improper recognition of revenue.

B. The Company identified errors in its accounting for revenue which improperly recognized for the three and nine months ended September 30, 2021.

C. The Company identified certain balance sheet and income statement accounts have been reclassified to conform to the 2021 fiscal year end presentation.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q as modified and superseded where necessary to reflect the Restatement. The following items have been amended principally as a result of, and to reflect, the Restatement:

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

2

LEET TECHNOLOGY INC.

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 (Restated) and December 31, 2020	5

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 (Restated) and 2020	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Restated) and 2020	7

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 (Restated) and 2020	8

Notes to Unaudited Condensed Consolidated Financial Statements (Restated)	9-24

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
	(Restated)
ASSETS
Current asset:
Cash	$18,958	$38,985
Accounts receivable	12,085	20,630
Deposit and other receivables	11,051	2,897
Total current assets	42,094	62,512

Non-current asset:
Plant and equipment, net	147,241	8,034
Intangible assets, net	403,328	540,126
Right of use assets	9,288	3,018

TOTAL ASSETS	$601,951	$613,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$537,741	$540,126
Accrued liabilities and other payables	89,644	53,720
Accrued compensation payable to officers and directors	344,373	293,020
Amounts due to related parties	3,353,679	2,254,023
Operating lease liabilities	6,313	3,075

Total current liabilities	4,331,750	3,143,964

Non-current liabilities
Operating lease liabilities	2,959	–

TOTAL LIABILITIES	4,334,709	3,143,964

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 1,000,000 issued and outstanding as of September 30, 2021 and December 31, 2020	100	100
Preferred stock, Series B, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020	–	–
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,896,262 and 140,397,289 shares issued and outstanding as of September 30, 2021 and December 31, 2020	15,190	14,040
Additional paid-in capital	2,762,762	9,900
Accumulated other comprehensive loss	(33,433)	(76,195)
Accumulated deficit	(6,477,377)	(2,478,119)

Total stockholders’ deficit	(3,732,758)	(2,530,274)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$601,951	$613,690

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)

Revenue	$14,980	$17,387	$43,446	$64,464

Cost of revenue (includes related party expenses, $152,922 and $292,969 in 2021, for the 3 and 9 months, and includes related party expenses of $19,737 and $59,214 in 2020 for the 3 and 9 months)	(188,728)	(26,221)	(393,278)	(102,472)

Gross loss	(173,748)	(8,834)	(349,832)	(38,008)

Operating expenses:
Research and development (includes related party expenses, $9,064 and $27,170 in 2021, for the 3 and 9 months, and includes related party expenses of $23,978 and $23,978 in 2020 for the 3 and 9 months)	(9,087)	(26,975)	(27,219)	(26,975)
General and administrative expenses	(3,112,710)	(82,059)	(3,623,303)	(278,158)
Total operating expenses	(3,121,797)	(109,034)	(3,650,522)	(305,133)

Loss from operations	(3,295,545)	(117,868)	(4,000,354)	(343,141)

Other income:
Interest income	–	–	76	–
Sundry income	564	5,211	1,020	15,257
Total other income	564	5,211	1,096	15,257

LOSS BEFORE INCOME TAXES	(3,294,981)	(112,657)	(3,999,258)	(327,884)

Income tax expense	–	–	–	–

NET LOSS	(3,294,981)	(112,657)	(3,999,258)	(327,884)

Other comprehensive income (loss):
Foreign currency translation income (loss)	12,387	(20,629)	42,762	(6,832)

COMPREHENSIVE LOSS	$(3,282,594)	$(133,286)	$(3,956,496)	$(334,716)

Loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	144,881,810	10,000,000	141,908,556	10,000,000

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
	(Restated)
Cash flows from operating activities:
Net loss	$(3,999,258)	$(327,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	13,850	3,100
Amortization on intangible assets	134,787	–
Right of use amortization	3,801	3,693
Stock based compensation	2,754,012	–

Change in operating assets and liabilities:
Accounts receivable	7,603	65,749
Deposit and other receivables	(8,364)	26,831
Accounts payable	(30)	33,289
Accrued liabilities and other payables	38,080	(52,769)
Accrued compensation payable to officers and directors	63,228	61,642
Operating lease liabilities	(3,872)	(3,725)
Net cash used in operating activities	(996,163)	(190,074)

Cash flows from investing activities:
Purchase of plant and equipment	(153,760)	(2,286)
Net cash used in investing activities	(153,760)	(2,286)

Cash flows from financing activities:
Repayment to a related party	(316)	–
Advances from related parties	1,121,499	252,234
Net cash provided by financing activities	1,121,183	252,234

Effect on exchange rate change on cash	8,713	(96,818)

Net decrease in cash	(20,027)	(36,944)

CASH, BEGINNING OF PERIOD	38,985	42,526

CASH, END OF PERIOD	$18,958	$5,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–
Right-of-use assets and lease liabilities	$10,271	$–

See accompanying notes to condensed consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Amount	No. of shares	Amount	No. of shares	capital	loss	losses	deficit
							(Restated)	(Restated)
Balance as of January 1, 2020	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,618,839)	$(1,638,952)
Foreign currency translation adjustment	–	–	–	–	–	15,908	–	15,908
Net loss for the period	–	–	–	–	–	–	(114,478)	(114,478)
Balance as of March 31, 2020	–	$–	10,000,000	$1,000	$–	$(5,205)	$(1,733,317)	$(1,737,522)

Foreign currency translation adjustment	–	–	–	–	–	(2,111)	–	(2,111)
Net loss for the period	–	–	–	–	–	–	(100,749)	(100,749)

Balance as of June 30, 2020	–	$–	10,00,000	$1,000	$–	$(7,316)	$(1,834,066)	$(1,840,382)

Foreign currency translation adjustment	–	–	–	–	–	(20,629)	–	(20,629)
Net loss for the period	–	–	–	–	–	–	(112,657)	(112,657)
Balance as of September 30, 2020	–	$–	10,00,000	$1,000	$–	$(27,945)	$(1,946,723)	$(1,973,668)

Balance as of January 1, 2021 (Audited)	1,000,000	$100	140,397,289	$14,040	$9,900	$(76,195)	$(2,478,119)	$(2,530,274)

Foreign currency translation adjustment	–	–	–	–	–	35,050	–	35,050
Net loss for the period	–	–	–	–	–	–	(306,002)	(306,002)
Balance as of March 31, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(41,145)	$(2,784,121)	$(2,801,226)

Foreign currency translation adjustment (restated)	–	–	–	–	–	(4,675)	–	(4,675)
Net loss for the period (restated)	–	–	–	–	–	–	(398,275)	(398,275)

Balance as of June 30, 2021 (restated)	1,000,000	$100	140,397,289	$14,040	$9,900	$(45,820)	$(3,182,396)	$(3,204,176)

Shares issued for services	–	–	1,403,973	140	392,972	–	–	393,112
Shares issued for employees compensation			10,095,000	1,010	2,359,890	–	–	2,360,900
Foreign currency translation adjustment (restated)	–	–	–		–	12,387	–	12,387
Net loss for the period (restated)	–	–	–	–	–	–	(3,294,981)	(3,294,981)
Balance as of September 30, 2021 (restated)	1,000,000	$100	151,896,262	$15,190	$2,762,762	$(33,433)	$(6,477,377)	$(3,732,758)

See accompanying notes to condensed consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2.       RESTATEMENT AND REVISION OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022, the Board of Directors and the management of the Company concluded that it is appropriate to correct the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2021, should be restated because of certain material errors and should no longer be relied upon.

The Company has restated its previously reported unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 due to improper recognition of revenue and under accrued cost of revenue. The correction of the error reduced revenue recognized during the three and nine months ended September 30, 2021 by $60,071 and $160,093. respectively, as a result of the corrected transaction the accounts receivable was decreased by $159,684 correspondingly. In addition, the correction of the error increased the cost of revenue for the three and nine months ended September 30, 2021 by $27,727 and $27,727, respectively, as a result of the corrected transaction the accrued liabilities and other payables was increased by $27,727 correspondingly.

The following table presents the effect of the error correction on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2021, unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021, and unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2021.

	As of September 30, 2021 (unaudited)
	As Reported	Adjustments and Reclassifications		As Restated
ASSETS
Current asset:
Accounts receivable	$171,769	(159,684)	(a)	$12,085
Total current assets	201,778	(159,684)	(a)	42,094
TOTAL ASSETS	$761,635	(159,684)		$601,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$453,522	(363,878)	(b)	$89,644
Accrued compensation payable to officers and directors	–	344,373	(b)	344,373
Amounts due to related parties	3,306,447	47,232	(d)	3,353,679
Total current liabilities	4,304,023	27,727	(c)	4,331,750
TOTAL LIABILITIES	$4,306,982	27,727	(c)	$4,334,709

STOCKHOLDERS’ DEFICIT
Accumulated other comprehensive loss	$(33,842)	409	(e)	$(33,433)
Accumulated deficit	(6,289,557)	(187,820)	(a), (c), (e)	(6,477,377)
Total stockholders’ deficit	(3,545,347)	(187,411)		(3,732,758)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$761,635	(159,684)		$601,951

Summary of Adjustments and Reclassifications:

(a)	Entry represents the adjustment on overstated accounts receivable due to improper recognition of revenue.
(b)	Entry represents the reclassification of certain accrued liabilities and other payables to accrued compensation payable to officers and directors.
(c)	Entry represents the adjustment on under accrued cost of revenue payable to a related party.
(d)	Entry represents the reclassification of certain accrued liabilities and other payables to amounts due to related parties plus item (c) above.
(e)	Entry represents the exchange currency translation adjustment

Schedule Of Operation
	Three months ended September 30, 2021 (unaudited)				Nine months ended September 30, 2021 (unaudited)
	As Reported	Adjustments and Reclassifications		As Restated	As Reported	Adjustments and Reclassifications		As Restated

Revenue	$75,051	(60,071)	(f)	$14,980	$203,539	(160,093)	(f)	$43,446
Cost of revenue	–	(188,728)	(g)	(188,728)	–	(393,278)	(g)	(393,278)
Gross profit (loss)	75,051	(248,799)		(173,748)	203,539	(553,371)		(349,832)

Operating expenses:
IT operating expenses	(161,001)	161,001	(g)	–	(365,551)	365,551	(g)	–
Total operating expenses	(3,282,798)	161,001	(g)	(3,121,797)	(4,016,073)	365,551	(g)	(3,650,522)

Loss from operations	(3,207,747)	(87,798)	(f), (g)	(3,295,545)	(3,812,534)	(187,820)	(f), (g)	(4,000,354)

Other income:
Interest income	–	–		–	–	76	(h)	76
Sundry income	564	–		564	1,096	(76)	(h)	1,020
Total other income	564	–		564	1,096	–		1,096

LOSS BEFORE INCOME TAXES	(3,207,183)	(87,798)		(3,294,981)	(3,811,438)	(187,820)		(3,999,258)

NET LOSS	(3,207,183)	(87,798)		(3,294,981)	(3,811,438)	(187,820)		(3,999,258)

Other comprehensive income (loss):
Foreign currency translation (loss) income	12,030	357		12,387	42,354	408		42,762

COMPREHENSIVE LOSS	$(3,195,153)	$(87,441)		$(3,282,594)	$(3,769,084)	$(187,412)		$(3,956,496)

Summary of Adjustments and Reclassifications:

(f)	Entry represents the adjustment on improper recognition of revenue.
(g)	Entry represents the reclassification of IT operating expenses to cost of revenue plus item (c) above.
(h)	Entry represents the reclassification of sundry income to interest income.

	Nine months ended September 30, 2021 (unaudited)
	As Reported	Adjustments and Reclassifications (i)	As Restated
Cash flow from operating activities:
Net loss	$(3,811,438)	$(187,820)	$(3,999,258)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	148,637	(134,787)	13,850
Amortization on intangible assets	–	134,787	134,787
Right of use amortization	–	3,801	3,801

Change in operating assets and liabilities:
Accounts receivable	(152,081)	159,684	7,603
Accrued liabilities and other payables	101,308	(63,228)	38,080
Accrued compensation payable to officers and directors	–	63,228	63,228
Operating lease liabilities	(71)	(3,801)	(3,872)
Net cash used in operating activities	(968,027)	(28,136)	(996,163)

Cash flows from financing activities:
Repayment to a related party	–	(316)	(316)
Advances from related parties	1,093,456	28,043	1,121,499
Net cash provided by financing activities	1,093,456	27,727	1,121,183

Effect on exchange rate change on cash	$8,304	$409	$8,713

Summary of Adjustments and Reclassifications:

(i)	Adjustments and reclassifications were a result of the activity summarized in the restatement tables above.

3.	LIQUIDITY GOING CONCERN UNCERTAINTIES

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

As of September 30, 2021, the Company had $18,958 in cash, working capital deficit of $4,289,656   and accumulated deficit of $6,477,377. The Company incurred a continuous net loss of $3,999,258 during the nine months ended September 30, 2021. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements during the period reported. Actual results may differ from these estimates.

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

Accounts receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, there were no allowance for doubtful accounts.

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

Software and development costs

Costs incurred to develop software for internal use are capitalized and amortized over the useful life of the software. Amortization of capitalized software development costs begin when the application is substantially complete and ready for its intended use. Capitalization ceases when the software has been tested and is ready for its intended use. Amortization is computed using the straight-line method over the estimated economic life of the product, which is estimated to be three years. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are expensed as incurred.

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

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied, and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Nine months ended September 30,
	2021	2020

White label solutions	$15,469	$45,798
Esport tournament management and team services	16,491	18,315
Matchroom Mini-app solutions	11,486	351
	$43,446	$64,464

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

For the three and nine months ended September 30, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2021 and December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies (Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”)). HKD-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.12843 and 0.12899, at September 30, 2021 and December 31, 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.12876 and 0.12891 for the nine months ended September 30, 2021 and 2020, respectively). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.23898 and 0.24832, at September 30, 2021 and December 31, 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.24226 and 0.23632 for the nine months ended September 30, 2021 and 2020, respectively).

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

Stock based compensation

The Company accounts for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to non-employees to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

	As of September 30,
	2021	2020
	(Shares)	(Shares)

Warrants	1,650,288	4,130,160

Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the unaudited financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

5.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	September 30, 2021	December 31, 2020

Computer equipment	$165,028	$11,136
Furniture and fixtures	992	992
Leasehold improvements	12,618	12,618
Foreign currency translation difference	(1,194)	364
	177,444	25,110
Less: accumulated depreciation and amortization	(30,591)	(16,716)
Less: foreign currency translation difference	388	(360)
	$147,241	$8,034

During the nine months ended September 30, 2021, the Company purchased computers and equipment of approximately $145,883 from a related party, Bru Haas Consultants.

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 were $8,763 and $3,100, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 were $13,850 and $3,100, respectively.

6.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2021	December 31, 2020
At cost:
Developed software	$539,899	$539,899
Foreign currency translation difference	(2,128)	227
	537,771	540,126
Less: accumulated amortization	(134,851)	–
Less: foreign currency translation difference	408	–

	$403,328	$540,126

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

Series B Convertible Preferred Stock

The Company has authorized 10,000,000 shares of Series B Convertible Preferred Stock. The Series B shares have the following preferences: (i) dividend rights in pari passu with the Company’s common stock on an as converted basis, (ii) liquidation preference   over the Company’s common stock, (iii) conversion rights of 10 shares of common stock for earch share of Series B Convertible Preferred Stock converted, (iv) no redemption rights, (v) no call rights, (vi) each share of Series B Convertible Preferred Stock will have 1,000 votes on all matters validly brought to the Company’s common stock holders.

As of September 30, 2021 and December 31, 2020, the total number of Series A preferred shares issued or issuable was 1,000,000 shares and 0 share, respectively.

As of September 30, 2021 and December 31, 2020, there was no Series B preferred shares issued or issuable.

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

A summary of warrant activity for the periods presented is as follow:

	Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)
Outstanding as of December 31, 2019	4,130,160	0.70	1.78
Forfeited, cancelled, expired	(50,000)	0.01	(0.99)
Outstanding as of December 31, 2020	4,080,160	$0.71	0.79
Forfeited, cancelled, expired	(2,429,872)	0.09	(0.43)
Outstanding as of September 30, 2021	1,650,288	$0.80	0.36

There were 1,650,288 warrants exercisable at September 30, 2021 with a weighted average exercise price of $0.80. The intrinsic value of the warrants exercisable during the nine months ended September 30, 2021 and 2020 was $0 and $0, respectively.

9.	INCOME TAX

The Company recorded $0 tax provision for the three and nine months ending September 30, 2021, and the three and nine months ending September 30, 2020, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

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

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of September 30, 2021 and December 31, 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

The Company’s ability to utilize U.S. net operating loss carryforwards to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law. In general, an ownership change occurs when the ownership of the Company’s stock by 5 percent or more shareholders “5-percent shareholders” exceeds 50 percentage points within a three-year period. We have not conducted a Section 382 study to determine whether the use of our U.S. net operating losses is limited. We may have experienced ownership changes in the past, and we may experience ownership changes in the future, some of which are outside our control. This could limit the amount of net operating losses that we can utilize annually to offset future taxable income or tax liabilities.

10.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of
	September 30, 2021	December 31, 2020

Due to Porta Capital Limited (“Porta Capital”)	$2,027,456	$1,868,833
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	1,144,140	326,665
Due to Bru Haas Sdn Bhd (“Bru Haas”)	150,562	26,910
Due to Tila Network Limited (“Tila Network”)	19,505	19,590
Due to Mr. Song Dai (“Mr. Song”)	12,016	12,025
	$3,353,679	$2,254,023

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

In the ordinary course of business, during the three and nine months ended September 30, 2021 and 2020, the Company involved with certain transactions, either at cost or current market prices and on the normal commercial terms among related parties.

For the three months ended September 30, 2021 and 2020, the Company paid research and development consulting fee to Porta Capital of $9,064 and $23,978, respectively.

For the three months ended September 30, 2021 and 2020, the Company paid Matchroom platform server rent expense to Porta Capital of $36,097 and $19,737, respectively.

For the nine months ended September 30, 2021 and 2020, the Company paid research and development consulting fee to Porta Capital of $27,170 and $23,978, respectively.

For the nine months ended September 30, 2021 and 2020, the Company paid Matchroom platform server rent expense to Porta Capital of $87,849 and $59,214, respectively.

For the three months ended September 30, 2021 and 2020, the Company paid $116,825 and $0 network bandwidth expense to Bru Haas (B), respectively.

For the nine months ended September 30, 2021 and 2020, the Company paid $205,120 and $0 network bandwidth expense to Bru Haas (B), respectively.

Both platform server rent expense and network bandwidth expense are recorded in the cost of revenue.

11.	CONCENTRATIONS OF RISK (RESTATED)

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended September 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2021			September 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,149	34%		$3,538
Customer B	5,514	37%		8,547

Total:	$10,663	71%	Total:	$12,085

For the nine months ended September 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Nine months ended September 30, 2021			September 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,469	36%		$3,538
Customer B	8,508	19%		8,547

Total:	$23,977	55%	Total:	$12,085

For the three and nine months ended September 30, 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,250	30%		$1,724
Customer B	12,064	69%		15,257

Total:	$17,314	99%	Total:	$16,981

	Nine months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$35,807	56%		$1,724
Customer B	15,101	23%		15,257
Customer C	9,991	15%		–

Total:	$60,899	94%	Total:	$16,981

(b)	Economic and political risk

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash   are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board and Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of HK$500,000   and RM250,000  , respectively if the bank with which an individual/a company hold its eligible deposit fails. At September 30, 2021 and December 31, 2020, the Company did not have deposit funds that exceeded the insured limits in Hong Kong and Malaysia.

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

13.	SUBSEQUENT EVENTS

On October 6, 2021, the Company entered into an agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), in which the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $15,000,000 of common stock, with 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time we deliver such written notice to Lincoln Park (each, a “Regular Purchase”), provided, however, that the maximum number of shares we may sell to Lincoln Park in a Regular Purchase may be increased to (i) up to 150,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.50, (ii) up to 200,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.75, and (iii) up to 250,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $1.00, in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $25,000, unless the daily median dollar volume of the Common Stock for the 20 trading-day period preceding the applicable purchase date exceeds $50,000, at which time Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed under the Purchase Agreement. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of the Company’s Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company agreed to issue 1,003,378 shares of its Common Stock to Lincoln Park as commitment shares, and up to 1,003,378 additional shares of Common Stock on a pro rata basis as Lincoln Park purchases up to its $15,000,000 total aggregate dollar amount purchase commitment under the Purchase Agreement. The right of the Company to commence sales under the Purchase Agreement is subject to the satisfaction of certain conditions including but not limited to a Registration Statement covering the resale of the shares being declared effective under the Securities Act by the SEC, and no stop order with respect to the Registration Statement shall be pending or threatened by the SEC. The Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any shares of the Company’s common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in Lincoln Park beneficially owning more than 4.99% of the outstanding shares of the Company’s common stock.

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

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q/A for the nine months ended September 30, 2021 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally.

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

As of September 30, 2021, the Company had $18,958 in cash, working capital deficit of $4,289,656   and accumulated deficit of $6,477,377. The Company incurred a continuous loss of $3,999,258 during the nine months ended September 30, 2021. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Overview and Outlook

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report  .

The Company has restated its previously reported unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 due to improper recognition of revenue and under accrued cost of revenue. The correction of the error reduced revenue recognized during the three and nine months ended September 30, 2021 and the accounts receivable as of September 30, 2021 correspondingly. In addition, the correction of the error increased the cost of revenue for the three and nine months ended September 30, 2021 and the accrued liabilities and other payables as of September 30, 2021 correspondingly.

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

During the three months ended September 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Three months ended September 30, 2021			September 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,149	34%		$3,538
Customer B	5,514	37%		8,547

Total:	$10,663	71%	Total:	$12,085

	Three months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,250	30%		$1,724
Customer B	12,064	69%		15,257

Total:	$17,314	99%	Total:	$16,981

All of our major customers are located in Malaysia, India and Philippines

Revenue decreased by 13.8% to $14,980 for the three months ended September 30, 2021, from $17,387 for the three months ended September 30, 2020. The decrease in revenue is mainly due to delays in advancing contracts with customers.

Cost of revenue increased by 619.8% to $188,728 for the three months ended September 30, 2021, from $26,221 for the three months ended September 30, 2020. The increase in cost of revenue is due to the increase in network bandwidth expenses, direct labor costs to white label project, and Matchroom online event costs in tournament streaming as there were more subscribers during the three months ended September 30, 2021.

General and administrative expenses increased by 3,693.3% to $3,112,710 for the three months ended September 30, 2021, from $82,059 for the three months ended September 30, 2020. The increase in general and administrative expenses is mainly attributable from the increase in stock based compensation of $2,754,012 as the Company issued common stocks for consultancy services rendered during the three months ended September 30, 2021.

Net loss increased 2,824.8% to $3,294,981 for the three months ended September 30, 2021, from net loss of $112,657 for the three months ended September 30, 2020. The increase in net loss is mainly attributed from the increase in stock-based compensation.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

During the nine months ended September 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Nine months ended September 30, 2021			September 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,469	36%		$3,538
Customer B	8,508	19%		8,547

Total:	$23,977	55%	Total:	$12,085

	Nine months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$35,807	56%		$1,724
Customer B	15,101	23%		15,257
Customer C	9,991	15%		–

Total:	$60,899	94%	Total:	$16,981

All of our major customers are located in Malaysia, India and Philippines.

Revenue decreased by 32.6% to $43,446 for the nine months ended September 30, 2021, from $64,464 for the nine months ended September 30, 2020. The decrease in revenue is mainly due to delays in advancing contracts with customers.

Cost of revenue increased by 283.8% to $393,278 for the nine months ended September 30, 2021, from $102,472 for the nine months ended September 30, 2020. The increase in cost of revenue is due to the increase in network bandwidth expenses, direct labor costs for white label project, and Matchroom online event costs in tournament streaming as there are more subscribers during the nine months ended September 30, 2021.

General and administrative expenses increased by 1,202.7% to $3,623,303 for the nine months ended September 30, 2021, from $278,158 for the nine months ended September 30, 2020. The increase in general and administrative expenses is mainly attributable from the increase in stock based compensation of $2,754,012 as the Company issued common stocks for consultancy services rendered during the nine months ended September 30, 2021.

Net loss increased 1,119.7% to $3,999,358 for the nine months ended September 30, 2021, from net loss of $327,884 for the nine months ended September 30, 2020. The increase in net loss is mainly attributed from the increase in stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $18,958, accounts receivable of $12,085, deposit and other receivables of $11,051. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Nine Months Ended September 30
	2021	2020
Net cash used in operating activities	$(996,163)	$(190,074)
Net cash used in investing activities	(153,760)	(2,286)
Net cash provided by financing activities	1,121,183	252,234

Net Cash Used In Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $996,163, which consisted primarily of a net loss of $3,999,258, an increase in deposit and other receivables of $8,364, a decrease in operating lease liabilities of $3,872, and offset by depreciation on plant and equipment of $13,850, amortization on intangible assets of $134,787, right of use amortization of $3,801, stock based compensation of $2,754,012, a decrease in accounts receivable of $7,603, an increase in accrued liabilities and other payables of $38,080, and an increase in accrued compensation payable to officers and directors of $63,228.

For the nine months ended September 30, 2020, net cash used in operating activities was $190,074, which consisted primarily of a net loss of $327,884, a decrease in accrued liabilities and other payables of $52,769, a decrease in operating lease liabilities of $3,725 and offset by depreciation on plant and equipment of $3,100, right of use amortization of $3,693, a decrease in account receivables of $65,749, a decrease in deposit and other receivables of $26,831, an increase in accounts payable of $33,289, and an increase in accrued compensation payable to officers and directors of $61,642.

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

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $1,121,183 and $252,234, respectively which consisted primarily of advances from related parties.

Off-Balance Sheet Arrangements

We have not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2020, as well as Note 4 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2021, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

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

Management identified a material weakness in our internal control over financial reporting related to the error on accounting for revenue. This material weakness resulted in material misstatements to the unaudited condensed consolidated financial statements as of and for the period ending September 30, 2021. Additionally, this material weakness could result in further misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.

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

ITEM 5 Other Information

On August 23, 2021, the Financial Industry Regulatory Authority (FINRA) approved the change of name of the Company from Blow & Drive Interlock Corp to Leet Technology Inc., and the trading symbol of the Company from BDIC to LTES.

On October 6, 2021, the Company entered into an agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), in which the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $15,000,000 of common stock, with 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time we deliver such written notice to Lincoln Park (each, a “Regular Purchase”), provided, however, that the maximum number of shares we may sell to Lincoln Park in a Regular Purchase may be increased to (i) up to 150,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.50, (ii) up to 200,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $0.75, and (iii) up to 250,000 shares, provided that the closing sale price of the Common Stock on the applicable purchase date is not below $1.00, in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $25,000, unless the daily median dollar volume of the Common Stock for the 20 trading-day period preceding the applicable purchase date exceeds $50,000, at which time Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on prevailing market prices of the Common Stock immediately preceding the time of sale as computed under the Purchase Agreement. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of the Company’s Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company agreed to issue 1,003,378 shares of its Common Stock to Lincoln Park as commitment shares, and up to 1,003,378 additional shares of Common Stock on a pro rata basis as Lincoln Park purchases up to its $15,000,000 total aggregate dollar amount purchase commitment under the Purchase Agreement. The Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any shares of the Company’s common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in Lincoln Park beneficially owning more than 4.99% of the outstanding shares of the Company’s common stock.

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

