Form 10-K
period 2021-12-31
Leet Technology Inc.
filed 2022-04-15
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-55053

leet technology inc.

(Formerly Blow & Drive Interlock Corporation)

(Exact name of registrant as specified in its charter)

Delaware	46-3590850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia	90035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (603) 7783 1636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☒

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

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2022, there were 152,899,640 shares of common stock, $0.0001 par value, issued and outstanding, and 1,000,000 issues of preferred stock issued and outstanding, par value $0.0001.

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

Leet Technology Inc.

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

PART I

ITEM 1 – BUSINESS

Corporate History

Prior to the acquisition of our wholly owned subsidiary as described below, our main business consisted of the manufacture and sale of a Breath Alcohol Ignition Interlock Device (BAIID) we developed known as the BDI-747 Ignition Interlock Device (the “BDI-747/1”), which is a mechanism that is installed on the steering column of an automobile and into which a driver exhales prior to starting their vehicle. The device in turn provides a blood-alcohol concentration analysis. If the driver’s blood-alcohol content is higher than a certain pre-programmed limit, the device prevents the ignition from engaging and the automobile from starting. These devices are often required for use by DUI or DWI (“driving under the influence” or “driving while intoxicated”) offenders as part of a mandatory court or motor vehicle department program.

Current Business

Shortly after changing our business focus towards the eSports industry, which we regard as a potentially high growth and profitable industry, we identified certain opportunities to engage in the business related to e-sports in Southeast Asia, which has seen high growth over the last 3 years, and determined that we should pursue that business opportunity. We entered into negotiations with Leet Technology Limited (“LTL”), and have closed that acquisition as of November 18, 2020.

Currently, the Company is a holding company and has no principal business other than LTL’s business. As a result of the closing of the Share Exchange Agreement (“SEA”), LTL is a wholly-owned subsidiary of the Company which operates an eSports platform in Malaysia. All references to Company herein include its operating subsidiary LTL, Leet Entertainment Group Limited, and Leet Entertainment Sdn. Bhd. unless otherwise noted.

We are a technology company developing and operating platforms focused on eSports. We operate a community eSport gaming platform called Matchroom.net, which was launched in January 2019 and aims to cover a wide range of gaming and digital entertainment services catering to the Asia Pacific community.

Esports Industry and Segment

Definition of eSports:

Esports (also known as electronic sports, e-sports, or eSports) is a form of sport competition using video games. Esports often takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Although organized competitions have long been a part of video game culture, these were largely between amateurs until the late 2000s, when participation by professional gamers and spectatorship in these events through live streaming saw a large surge in popularity. By the 2010s, esports was a significant factor in the video game industry, with many game developers actively designing and providing funding for tournaments and other events.

Growth of eSports

The eSports industry is expected to grow rapidly in the coming years. The majority of these revenues come from sponsorships and advertising, and the rest from media rights, publisher fees, merchandise and tickets, digital and streaming.

Our Product Portfolio

MAVERICK is a modular-based white label platform. Through our proprietary technology, we offer white-label solutions to our Information & Communications Technology (“ICT”) partners and Over The Top (“OTT”) companies by enhancing their brands to better engage, retain and monetize their user base. Our white label service allows brands & businesses to better engage, retain, and generate additional income streams from their clientele base. Each platform is fully customizable, highly localizable and easily integrated onto your existing applications or platforms. We assist and provide support to brands and businesses in their daily operations and scaling. We manage the platform behind-the-scenes, leveraging on our experience and expertise.

Matchroom is our flagship product. It was first released to the public in January 2019 as the pioneering and premier eSports platform in Malaysia. Today, it is quickly expanding to many South and Southeast Asian nations through strategic partnerships

Our Focus and Strategy

Even while the market for potential customer growth is there, the telecommunication industry (“telco”) has been seeing stagnant revenue growth and shrinking margins. The telcos have built the expensive infrastructure for streaming, but it has the technology companies such as the OTT service companies that have been monetizing the network. OTTs are online mobile applications that are typically provided by third parties through app stores and often consume significant mobile network bandwidth. With billions of users, OTT services already have huge scale and still have further growth potential. In recent years, there has been a boom in OTT media services (Netflix, Amazon Prime, Skype, etc.) that have found effective ways to operate on top of the telco infrastructure, streaming content or providing VoIP services to end consumers (Source:  https://www.visualcapitalist.com/telcos-gaming-rise-esports/). Although telcos arguably missed the boat on video streaming, voice, and messaging, there is now an emerging segment that could help fill the gap. The rising popularity of eSports has been identified as the multi-billion dollar industry that provides telcos a much-needed growth area to better monetize their infrastructure.

Already worth over $1 billion, the eSports market is projected by experts to triple by 2025 (Source:  https://www.visualcapitalist.com/telcos-gaming-rise-esports/). An important feature for an enjoyable gaming experience is the need for speed, which telcos are uniquely positioned to provide, especially with the advent of edge computer technology and 5G. A sophisticated edge computing system will be able to detect where each player is located, while creating a server in an optimal location that provides all the players with the same high bandwidth, low latency, and experience. By leveraging technology that enables edge computing at scale, forward-looking telcos can take gamers to where they want to go – and with plenty of value-adds.

Accordingly, we have decided to dedicate our initial focus and growth strategy in partnering with telcos to provide a fast end-to-end branded eSports solution at competitive costs to increase monetization and drive data usage. With OTT operators, we hope to partner with them to offer value-added services on their platforms to increase usability and more avenues for revenue. Finally, we offer a quick and cost-effective online gaming solution and online gaming hosting service on Matchroom.net in concert with tournament, event organizers and brand promoters.

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

Competition

Currently, most of our competitors are localized in the markets where we penetrated. So far, most if not all our competitors focus on one area only. Either they are end user platform or a white label platform.

For Matchroom, we have more competitors but mainly localized to the country they reside in. We have Yamisok in Indonesia, ESPL in Singapore, MESF in Malaysia and Mogul.gg out of Australia. Due to language barriers, payments and differences in cultures, large competitors tend to look at the home countries to build their brand and partners.

For white label services, we have two main competitors which is Technineer (telco focused) in Malaysia and Goama (OTT focused) in Singapore that has been whitelabelling either an esports or an arcade platform for both Telco and OTT operators. The white label platform services remain a niche sector as of now as it is often a slow and tedious process of onboarding with telco and payment terms of being 90 days. For most companies this is a deterrent to enter. However, this is still a race as once you are onboarded, you tend to be operating with the telco over a long period of time.

Business Plan

Throughout 2021 we saw most countries and economies still dealing with the Covid-19 pandemic with new strains of the virus keeping travel and restrictions in place. With on-ground events halted, the eSports industry shifted heavily onto the online space. Online viewership has increase significantly alongside with the growth of the internet penetrations namely 5G Mobile networks and higher internet data consumption. This led to many Telco operators looking at capitalizing on these growths with increased interest in the esports sector.

Unfortunately in the midst of the pandemic, several of our Telco and OTT projects which we targeted to launch in Q3 & Q4 of 2021 were also delayed. In February of 2022, we have launched our white label partnership with Smart Communications which is the largest telco operator in Philippines, and we are slated to launch another regional telco partnership in June 2022.

In 2022 we will focus on working on a B2B (Business to Business) model with mobile network operators within Southeast Asia and other continents to extend our platform’s (Maverick) product offerings via a white label model, of which our telco subscribers will subscribe to a data package that offers a tournament pass granting users to compete in a series of tournaments on the platform.

Maverick is a rebrand of our whitelabel product offering a scalable and modular gaming platform solution to Telco and OTT providers giving them an extensive choice of various features and monetization modules which would fit their subscribers and market demography. Matchroom will continue to focus on providing esports managed services to our partners through these telco partnerships.

The Company will focus on delivering an integrated end-to-end gaming platform to the markets through the following:

1) Continuous development and enhancements of our white label product, Maverick, with the latest and relevant features and functionalities. With the modular-approach, our telco partners is able to select the features and best suited business model for their respective markets.

2) Focus on providing business, technical and operations managed services to our telco partners to ensure professional level of tournament and platform management while working hand in hand with our telco on marketing the platform to their users.

3) Build further revenue enhancements feature as part of the platform such as onboarding of games, ecommerce, and content to further drive new/incremental revenue stream, and user engagement within the platform increasing its retention capability of the gaming platform for our telco partners.

Based on our current roadmap, we intend to cover Southeast Asia, and parts of South Asia, namely Malaysia, Philippines, Indonesia, Bangladesh, Sri Lanka and Cambodia within the next 12 months. The following 24 months in 2023 to 2024 will see us incorporating Vietnam, South Asia, Middle East, and African markets into our platform.

To cater to our expansion, our platform roadmap also focuses on several priorities:

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

We will also need to recruit computer gaming employees and consultants, and executives that will lead localized teams across the region, especially in Philippines, Indonesia, and South Asia where there is a distinct local culture that calls for localization of content in that particular country. We also expect to expand our development and operations team to cater to more tournaments including automations, data mining, customer retentions & userbase including monetization strategies.

We expect our revenues to grow in 2022 onwards, especially through our mobile carrier partnerships as well as our subscription model which is expected to in line with our user growth and platform deliverables.

Employees

As of December 31, 2021, we have approximately 26 full time employees based in Malaysia, 2 full time employees based in Vietnam, 3 full time employees based in the Philippines, and 4 full time employees based in Indonesia. We have never experienced a work stoppage. As of December 31, 2020, we had approximately 14 full time employees based in Malaysia, 2 full time employees based in the Philippines. We have never experienced a work stoppage.

Description of Properties

Our principal executive offices under lease are located at 805, 8th Floor, Menara Mutiara Majestic, 15 Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Our telephone number is +603 7783 1636. We have no present intention of acquiring other facilities during our development stage.

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

General Risks Relating to our Business, Operations of Financial Condition

We are an early-stage company operating in a newly developing industry with limited resources.

The Company officially launched its commercial service (Matchroom) in Malaysia in January 2019. Because the Company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. These risks include:

•	That we may not have sufficient capital to achieve our growth strategy;

•	That we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers' requirements;

•	That our growth strategy may not be successful; and

•	That fluctuations in our operating results will be significant relative to our revenues

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these, and the other risks described in this section. If we do not successfully address these risks, our business could be significantly harmed.

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

These competing companies may have significantly greater financial and other resources than we have and may have been developing their products and services longer and more successfully than we have been developing ours. Although we are differentiated from our competitors by focusing on emerging markets and leveraging on the mobile carrier network, increased competition may still have a negative impact on our profit margins.

The eSports industry is also becoming intensely more competitive from a tech perspective. Successful competitors of ours typically have better networking or deep integrations with game developers mainly in the US that give them a competitive edge. As these competitors have an established base of market operation, moving towards emerging markets may be their respective future strategies.

Increasing competition affects a majority of the participants in the eSports market, as users are increasingly more driven by instant gratification and gaming tools that are user friendly, while brands/organizations are interested in enhancing cost control and revenue generation.

Our operating results may fluctuate in future periods, which may adversely affect our stock price.

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

The markets in which we compete are intensely competitive.

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

The e-sports industry has historically been relatively sensitive to external pressure; potentially affected by level of prize pools, introduction of new games, consoles, and technologies that may negatively impact the demand for existing products or our pre-owned businesses.

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

If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.

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

As a seller of certain consumer products, we are subject to various federal, state, local, and international laws, regulations, and statutes.

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

The market price of our common stock is volatile and may continue to fluctuate significantly, which could result in substantial losses for stockholders.

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our operating results or the operating results of our competitors;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	variance in our financial performance from the expectations of securities analysts;
•	changes in the estimates of the future size and growth rate of our markets;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	conditions and trends in the markets we currently serve or which we intend to target with our product candidates;
•	changes in general economic, industry and market conditions;
•	the impact of the COVID-19 impact, including the magnitude, severity, duration, and uncertainty of the downturn in the domestic and global economies and financial markets;
•	success of competitive products and services;
•	changes in market valuations or earnings of our competitors;
•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;
•	our continuing ability to list our securities on an established market or exchange;
•	the timing and outcome of regulatory reviews and approvals of our products;
•	the commencement or outcome of litigation involving our company, our general industry or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of our common stock by the holders of our common stock; and
•	the trading volume of our common stock.

In addition, the financial markets may experience a loss of investor confidence or otherwise experience continued volatility and deterioration due to the COVID-19 pandemic. A loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, our financial condition, or results of operations, which may materially harm the market price of our common stock and result in substantial losses for stockholders.

Future sales of our common stock could cause dilution, and the sale of such common stock, or the perception that such sales may occur, could cause the price of our stock to decline.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 152,899,640 shares of common stock were outstanding as of April 15, 2022. There are no outstanding options or warrants to purchase shares of our common stock. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. We will need to raise additional capital in order to initiate or complete additional development activities for all of our product candidates, or to pursue additional disease indications for our product candidates, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

Regulation of penny stocks.

The SEC has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, other than a security registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system), the rules would apply to the Company and to its securities. The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low-price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (A) the broker or dealer is required to provide the person with the written statement and (B) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the "penny stock" and information on the limited market. Shareholders should be aware that, according to SEC Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling brokerdealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

On August 1, 2017, the Company’s subsidiary, Leet Entertainment Sdn Bhd became a party to a Tenancy Agreement for the registered property of 502, 5th Floor, Menara Mutiara Majestic, No. 15, Jalan Othman 46000 Petaling Jaya, Selangor, Malaysia. On November 1, 2021, the Company became a party to a Tenancy Agreement for the registered property of 503, 5th Floor, Menara Mutiara Majestic, No. 15, Jalan Othman 46000 Petaling Jaya, Selangor, Malaysia.

The Company also utilizes space on a rent-free basis in the office located at Unite 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which owns by Mr. Dai, Song, the director of the Company. The fair market value of the rent is RM1,500 per month. This arrangement is expected to continue until the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be subject to legal and administrative proceedings and claims that arise in the ordinary course of business. We are not currently involved in any legal proceedings and we are not aware of any pending or threatened material legal or administrative proceedings against us. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our con assurance such legal proceedings will not have a material impact on future results.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “LTES.” We were initially listed on June 30, 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2021 and 2020, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2020	First Quarter	$0.05	$0.03
	Second Quarter	$0.04	$0.02
	Third Quarter	$0.09	$0.03
	Fourth Quarter	$0.15	$0.04

2021	First Quarter	$1.09	$0.05
	Second Quarter	$0.37	$0.17
	Third Quarter	$0.26	$0.17
	Fourth Quarter	$0.30	$0.15

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

On July 29, 2021, we adopted a 2021 Stock Incentive Plan for Employees and Consultants (2021 ESIP) where we filed an S-8 registration statement with the Securities and Exchange Commission registering 5,000,000 shares of common stock that were approved to be awarded under the 2021 ESIP. Pursuant to the 2021 ESIP, a total of 3,095,000 shares were issued to 4 of its consultants.

Holders

As of December 31, 2021 and 2020, there were 20,000,000 shares of our preferred stock authorized, with 1,000,000 shares being Series A Preferred Stock issued and outstanding. Our Series A Preferred Stock has One Million (1,000,000) shares issued and the following rights: (i) no dividend rights; (ii) no liquidation preference over our common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. As of December 31, 2021 and 2020, all 1,000,000 shares of Series A Preferred Stock were held by Mr. Song Dai.

As of December 31, 2021 and 2020, there were 10,000,000 shares of our Series B Convertible Preferred Stock authorized, with none issued and outstanding. Our Series B Convertible Preferred Stock have the following preferences: (i) dividend rights in pari passu with the Company’s common stock on an as converted basis, (ii) liquidation preference over the Company’s common stock, (iii) conversion rights of 10 shares of common stock for each share of Series B Convertible Preferred Stock converted, (iv) no redemption rights, (v) no call rights, (vi) each share of Series B Convertible Preferred Stock will have 1,000 votes on all matters validly brought to the Company’s common stock holders.

As of December 31, 2021, there were 152,899,640 shares of our common stock outstanding held by 170 holders of record and numerous shares held in brokerage accounts.

As of December 31, 2020, there were 140,397,289 shares of our common stock outstanding held by 170 holders of record and numerous shares held in brokerage accounts.

Dividends

There have been no cash dividends declared on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Dividends are declared at the sole discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 29, 2021 we adopted a 2021 Stock Incentive Plan for Employees and Consultants (2021 ESIP) where we filed an S-8 registration statement with the Securities and Exchange Commission registering 5,000,000 shares of common stock that were approved to be awarded under the 2021 ESIP. Pursuant to the 2021 ESIP, a total of 3,095,000 shares were issued to 4 of its employees and consultants.

Recent Issuance of Unregistered Securities

On November 18, 2020, we entered into a Share Exchange Agreement (SEA) with the shareholders of Leet Technology Limited. Pursuant to the SEA, we issued ten million (10,000,000) shares of restricted common stock to nine (9) individuals in exchange for one hundred percent (100%) of the stock of Leet Technology Limited. The shares were issued pursuant to Regulation S (Offshore Offers and Sales) of the Securities Act 1933.

On April 28, 2021, we entered into a Letter Agreement with Maxim Partners LLC. Pursuant to the Agreement, on August 23, 2021, we issued 1,403,973 shares of restricted common stock to Maxim Partners LLC. The shares were issued pursuant to Section 4(a)(2) in conjunction with Rule 506(b) of the Securities Act 1933.

On October 6, 2021, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park Capital Fund, LLC. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company has issued 1,003,378 shares of restricted common stock.

On September 3, 2021, the Company issued 7,000,000 shares of restricted common stock to four consultants for services provided to the Company.

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

Impact of COVID-19 on our business

The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains, and contributed to significant volatility in financial markets. On March 19, 2020, the Malaysian Prime Minister issued a Movement Control Order (MCO), which reduced movement within Malaysia and cancelled all non-essential travel and limited travel from outsiders deemed as non-essential. Eventually, the MCO was lifted as of June 9, 2020, and certain safe-distance and other controlling protocols were put into place, which were in effect until December 31, 2021.

In 2021, the COVID-19 pandemic had an adverse impact on our business and results of operations, as the ongoing pandemic continued to depress economic activity and reduce the demand for our products and services, as well as disrupt supply chains. The duration and impact of the COVID-19 pandemic on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside of our control. The likelihood of recurrence of widespread or localized virus outbreaks is high and may continue for months, likely resulting in further government ordered Movement Control Orders, social distancing policies, restrictions on travel and other extensive measures. We cannot predict the effect of these circumstances on us which makes it difficult to predict how quickly and to what extent normal economic and operating activities can resume.

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize liquidity as the Company navigates the current landscape. These actions include significantly reducing operating expenses and the elimination of all non-essential spending and capital expenditures.

Going concern

The accompanying consolidated financial statements have been prepared on the basis that the Company is going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from a working capital deficit and accumulated deficit of $4,927,456 and $7,834,706 at December 31, 2021, respectively. The Company incurred a net loss of $5,356,587 during the year ended December 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Year ended December 31, 2021 compared to the year ended December 31, 2020

	Years ended December 31,
	2021	2020

Revenues	$62,842	$73,416

Cost of revenue	(588,690)	(361,282)
Gross loss	(525,848)	(287,866)

Operating expenses:
Research and development	(36,214)	(65,975)
General and administrative	(4,795,550)	(509,146)
Total operating expenses	(4,831,764)	(575,121)

Other income:
Sundry income	1,025	16,747
Loss before income taxes	(5,356,587)	(846,240)

Income tax expense	–	–

NET LOSS	$(5,356,587)	$(846,240)

During the years ended December 31, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$19,708	31%		$19,735
Customer B	15,418	25%		98

Total:	$35,126	56%	Total:	$19,833

	Year ended December 31, 2020			December 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$41,222	56%		$3,594
Customer B	10,550	14%		11,002
Customer C	9,993	14%		–

Total:	$61,765	84%	Total:	$14,596

All of our major customers are located in Malaysia, India, Cambodia, and Philippines.

Revenue decreased by 14.4% to $62,842 for the year ended December 31, 2021, from $73,416 for the year ended December 31, 2020. The decrease in revenue is mainly due to delays in advancing contracts with customers.

Cost of revenue increased by 62.9% to $588,690 for the year ended December 31, 2021, from $261,282 for the year ended December 31, 2020. The increase in cost of revenue is due to the increase in network bandwidth expenses, direct labor costs for white label projects, and Matchroom online event costs in tournament streaming as there are more subscribers during the year ended December 31, 2021.

General and administrative expenses increased by 841.9% to $4,795,550 for the year ended December 31, 2021, from $509,146 for the year ended December 31, 2020. The increase in general and administrative expenses is mainly attributable to the stock-based compensation of $3,054,012 which the Company issued common stocks for consultancy services rendered during the year ended December 31, 2021.

Net loss increased 533.0% to $5,356,587 for the year ended December 31, 2021, from $846,240 for the year ended December 31, 2020. The increase in net loss is mainly attributable to the increase in cost of revenue and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $23,192, accounts receivable of $19,833, deposit and other receivables of $25,367. Such cash amounts and other sources of liquidity were not sufficient to support our operations in the next twelve months. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations. In the absence of such financing, our business will likely fail.

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,686,227)	$(802,671)
Net cash used in investing activities	(172,771)	(3,113)
Net cash provided by financing activities	1,817,411	771,770

Net Cash Used In Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $1,686,227, which consisted primarily of a net loss of $5,356,587, an increase in deposits and other receivables of $22,702, a decrease in accrued liabilities and other payables of $10,698, a decrease in operating lease liabilities of $5,162, and offset by depreciation on plant and equipment of $23,053, amortization on intangible assets of $179,703, right of use amortization of $5,067, impairment loss on intangible assets of $362,815, stock-based compensation of $3,054,012, a decrease in accounts receivables of $249, and an increase in accrued compensation payable to officers and directors of $84,023.

For the year ended December 31, 2020, net cash used in operating activities was $802,671, which consisted primarily of a net loss of $846,240, an increase in accounts receivable of $87,003, a decrease in operating lease liabilities of $5,003, and offset by depreciation on plant and equipment of $4,684, right of use amortization of $4,961, a decrease in deposits and other receivables of $25,126, an increase in accrued liabilities and other payables of $17,975, and an increase in accrued compensation payable to officers and directors of $82,829.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities to finance our operations and future acquisitions.

Net Cash Used In Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $172,771, which consisted primarily of purchase of intangible assets, software and office equipment.

For the year ended December 31, 2020, net cash used in investing activities was $3,113, which consisted primarily of purchase of office equipment.

Net Cash Provided By Financing Activities

For the year ended December 31, 2021, net cash generated from financing activities was $1,817,411 consisting primarily of proceeds from a director of $9,286 and proceeds from related parties of $1,808,125.

For the year ended December 31, 2020, net cash generated from financing activities was $771,770 consisting primarily of proceeds from a director of $20,000 and proceeds from related parties of $751,770.

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

White Label Solutions Revenue

The Company derives revenue from the provision of white label solutions. The Company offers white-label, contracted licensed, solutions primarily to their information & communications technology (“ICT”) partners. The Company engages its ICT partners to utilize its Matchroom.net Platform. For customers who have their own platforms and apps being used, the Company will customize the design of Matchroom.net to meet the customer’s need and integrate, a customized solution into the customer’s system. The Matchroom.net platform and software solution is customizable to the specific needs of each customer and can be integrated across multiple platforms. On average it takes the Company three months to complete the customization of the platform for a customers use.

The Company’s typical arrangement involves customizing the Matchroom.net platform solution, which requires technical programming support to build out the platform to its customers specifications. As a result, in analyzing the performance obligations being provided to the customer the Company considers the software license and customization services as a single performance obligation as required by ASC 606. In carrying out the services under these arrangements, the Company is often provided with upfront payment, which is deferred and recognized into revenue over the duration of the contract.

Esports Tournament Management and Team Services Revenue

The Company derives revenue from esports tournament management and team services. The Company offers tournament management services to their customers, whereby they are engaged to provide the service of managing and hosting a tournament of the customer’s choice. The Company provides the required manpower and skills to host and manage an esports tournament on their own Matchroom.net platform or on the platform of the customer. The hosting and management of these tournaments on behalf of the customer is deemed to be one performance obligation and is met over the period of performance in which the tournament is held.

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

Apart from hosting the tournaments of other customers, the Company also hosts and managed their own internally held tournaments. The Company will obtain sponsorship agreements with other third-party entities whereby the Company commits to deliver certain sponsor and promotional services in exchange for consideration. Upon completion of the tournament, a work completion report will be generated and communicated to the customer. Revenue will be recorded pro rata throughout the duration of the tournament. The Company invoices its promotional partners based on the contracted services within the agreement.

Stock based compensation

The Company accounts for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to non-employees to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

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

For the years ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with uncertain tax positions. As of December 31, 2021 and 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

For a description of recent accounting pronouncements, see Note 3 of the notes to our consolidated financial statements for the year ended December 31, 2021, included elsewhere in this Report.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leet Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leet Technology Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant working capital deficit as of December 31, 2021, and recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

2

Assessment of Impairment on Long-lived Assets

Description of the Matter

As discussed in Note 3 to the financial statements, The Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted discounted cash flows.

We identified the evaluation of the impairment analysis of long-lived assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the estimated undiscounted future cash flows used to test operating locations for recoverability and the determination of fair value of the relevant assets when required. Specifically, a high degree of subjective auditor judgment was required to evaluate future revenues and operating cash flows, including consideration of the impact of COVID-19.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the procedures over management’s impairment review process. We reviewed management’s significant assumptions and data inputs utilized in the calculation of future cash flows. To test the Company’s estimated future cash flows used to test for the recoverability of the respective assets and, if applicable, the measurement of an impairment loss, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses, evaluating the methodologies applied by management, and recalculating the total undiscounted cash flows for each asset analyzed. We compared the significant assumptions used by management to historical revenue data, revenue trends, and observable market-specific data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the assets that would result from changes in the assumptions.

/s/ Friedman LLP

We have served as the Company’s auditor since 2021.

Marlton, New Jersey

April 15, 2022

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash	$23,192	$38,985
Accounts receivable	19,833	20,630
Deposits and other receivables	25,367	2,897

Total current assets	68,392	62,512

Non-current assets:
Plant and equipment, net	153,191	8,034
Intangible assets	–	540,126
Operating lease right-of-use assets	8,052	3,018

TOTAL ASSETS	$229,635	$613,690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$537,034	$540,126
Accrued liabilities and other payables	51,618	53,720
Accrued compensation payable to officers and directors	366,558	293,020
Amounts due to related parties	4,035,596	2,254,023
Operating lease liability - current	5,042	3,075

Total current liabilities	4,995,848	3,143,964

Non-current liabilities
Operating lease liability – non-current	2,971	–

TOTAL LIABILITIES	4,998,819	3,143,964

Commitments and contingencies (Note 14)

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.0001 par value, 20,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	100	100
Preferred stock, Series B, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2021 and 2020	–	–
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 152,899,640 and 140,397,289 shares issued and outstanding as of December 31, 2021 and 2020, respectively	15,290	14,040
Additional paid-in capital	3,062,662	9,900
Accumulated other comprehensive loss	(12,530)	(76,195)
Accumulated losses	(7,834,706)	(2,478,119)

Total stockholders’ deficit	(4,769,184)	(2,530,274)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$229,635	$613,690

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2021	2020

Revenue	$62,842	$73,416

Cost of revenue (includes related party expenses, $439,884 and $299,205 in 2021 and 2020)	(588,690)	(361,282)
Gross loss	(525,848)	(287,866)

Operating expenses:
Research and development (includes related party expenses, $36,166 and $65,975 in 2021 and 2020)	(36,214)	(65,975)
General and administrative expenses	(4,795,550)	(509,146)
Total operating expenses	(4,831,764)	(575,121)

Loss from operations	(5,357,612)	(862,987)

Other income:
Sundry income	1,025	16,747
LOSS BEFORE INCOME TAXES	(5,356,587)	(846,240)

Income tax expense	–	–

NET LOSS	(5,356,587)	(846,240)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	63,665	(55,082)

COMPREHENSIVE LOSS	$(5,292,922)	$(901,322)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	144,621,183	24,183,790

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated losses	stockholders’ deficit

Balance as of January 1, 2020	–	$–	10,000,000	$1,000	$–	$(21,113)	$(1,618,839)	$(1,638,952)

Shares issued for acquisition of legal acquirer	1,000,000	100	130,397,289	13,040	9,900	–	(13,040)	10,000
Foreign currency translation adjustment	–	–	–	–	–	(55,082)	–	(55,082)
Net loss for the year	–	–	–	–	–	–	(846,240)	(846,240)
Balance as of December 31, 2020	1,000,000	$100	140,397,289	$14,040	$9,900	$(76,195)	$(2,478,119)	$(2,530,274)

Shares issued for consultancy services	–	–	11,498,973	1,150	2,752,862	–	–	2,754,012
Shares issued for commitment fee	–	–	1,003,378	100	299,900	–	–	300,000
Foreign currency translation adjustment	–	–	–	–	–	63,665	–	63,665
Net loss for the year	–	–	–	–	–	–	(5,356,587)	(5,356,587)
Balance as of December 31, 2021	1,000,000	$100	152,899,640	$15,290	$3,062,662	$(12,530)	$(7,834,706)	$(4,769,184)

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(5,356,587)	$(846,240)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	23,053	4,684
Amortization on intangible assets	179,703	–
Right of use amortization	5,067	4,961
Impairment loss on intangible assets	362,815	–
Stock based compensation	3,054,012	–

Changes in operating assets and liabilities:
Accounts receivable	249	(87,003)
Deposits and other receivables	(22,702)	25,126
Accrued liabilities and other payables	(10,698)	17,975
Accrued compensation payable to officers and directors	84,023	82,829
Operating lease liabilities	(5,162)	(5,003)
Net cash used in operating activities	(1,686,227)	(802,671)

Cash flows from investing activities:
Purchase of intangible assets	(3,767)	–
Purchase of plant and equipment	(169,004)	(3,113)
Net cash used in investing activities	(172,771)	(3,113)

Cash flows from financing activities:
Proceeds from a director	9,286	20,000
Proceeds from related parties	1,808,125	751,770
Net cash provided by financing activities	1,817,411	771,770

Effect of exchange rate on changes in cash	25,794	30,473

Net decrease in cash	(15,793)	(3,541)

CASH, BEGINNING OF YEAR	38,985	42,526

CASH, END OF YEAR	$23,192	$38,985

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–
Right-of-use assets and lease liabilities	$10,237	$–
Non-cash purchase of intangible assets	$539,899	$–

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Leet Technology Inc. (formerly Blow & Drive Interlock Corporation(“BDIC”)) (“the Company” or “LTES”) was incorporated on July 2, 2013 under the laws of the State of Delaware. The Company currently operates an eSports platform in Malaysia.

On October 2, 2020, The Doheny Group, LLC, the former shareholder of the Company, agreed to sell its 110,617,521 shares of common stock of BDIC and 1,000,000 shares of Series A Preferred Stock pursuant to the terms of a Stock Purchase Agreement (the “Agreement”) to Mr. Dai Song. The shares represent approximately 84.83%, which is 130,397,289 shares of the issued and outstanding shares of the Company’s common stock, 100% of issued and outstanding Series A Preferred Stock, and 91.41% of the voting power of all securities of the Company, which resulted in a change in control of BDIC. In addition, under the Agreement, BDIC has agreed to sell its current assets and operations to a private company in exchange for the private company assuming all of its liabilities at closing. As of this date, the Company effectively became a shell Company through the date of the reverse recapitalization with BDIC.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

2. LIQUIDITY AND GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these consolidated financial statements.

As of December 31, 2021, the Company had $23,192 in cash, net current liabilities of $4,927,456 and accumulated deficit of $7,834,706. The Company incurred a net loss of $5,356,587 during the year ended December 31, 2021. Subsequently on March 31, 2022, the Company had approximately $12,815 in cash. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2021, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements during the years reported. Actual results may differ from these estimates.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries in conformity with US GAAP. All inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash

Cash represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, there were no allowance for doubtful accounts.

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

Estimated useful life
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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right-of-use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. For the year ended December 31, 2021 and 2020, the impairment charge for the years was $362,815 and $0, respectively.

Revenue recognition

The revenue of the Company is currently generated from the provision of white label solutions and esports event management and team services. The Company recognizes revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”) when control of a product or service is transferred to a customer.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the years indicated:

	Years ended December 31,
	2021	2020

White label solutions	$15,418	$41,165
Esport tournament management and team services	42,872	31,810
Matchroom Mini-app solutions	4,552	441

	$62,842	$73,416

Stock based compensation

The Company accounts for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to non-employees to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

For the years ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with uncertain tax positions. As of December 31, 2021 and 2020, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

Foreign currency translation

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies (Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”)). HKD-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.12866 and 0.12899, at December 31, 2021 and 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.12825 and 0.12894 for the year ended December 31, 2021 and 2020, respectively). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.24145 and 0.24832, at December 31, 2021 and 2020, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.23989 and 0.23812 for the year ended December 31, 2021 and 2020, respectively).

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive loss is not included in the computation of income tax expense or benefit.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

Leases

The Company adopted ASC 842, “Leases” (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2020 as its date of initial application.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating ROU assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

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

Net loss per common share

The Company calculates net loss per common share in accordance with ASC 260, “Earnings per Share.” Basic income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the year. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to the continuing net losses. The following anti-dilutive equity and debt securities were excluded from the computation of net loss per share.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

	As of December 31,
	2021	2020
	(Shares)	(Shares)
Warrants	910,410	4,080,160

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

Reclassifications

Certain balance sheet and income statement items have been reclassified to conform to the 2021 fiscal year end presentation. These reclassifications had no impact on reported operating and net loss. For balance sheet items, certain accrued liabilities and other payables are reclassified to accrued compensation payable to officers and directors and amounts due to related parties. For income statement items, IT operating expenses are reclassified to cost of revenue.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2021	2020

Computer equipment	$170,056	$11,136
Furniture and fixtures	5,607	992
Leasehold improvements	18,009	12,618
Foreign currency translation difference	(1,026)	364
	192,646	25,110
Less: accumulated depreciation and amortization	(39,756)	(16,716)
Less: foreign currency translation difference	301	(360)
	$153,191	$8,034

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 were $23,053 and $4,684, respectively.

During the year ended December 31, 2021 the Company purchased computers and equipment of approximately $145,883 from a related party, Bru Haas Consultants.

5.	INTANGIBLE ASSETS

As of December 31, 2021 and 2020, intangible assets consisted of the following:

	As of December 31,
	2021	2020
At cost:
Developed software	$543,666	$539,899
Foreign currency translation difference	(2,890)	227
	540,776	540,126
Less: accumulated amortization and impairment loss	(542,518)	–
Less: foreign currency translation difference	1,742	–

Total intangible assets	$–	$540,126

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On September 25, 2020, the Company entered into a software development agreement with an independent third party vendor, Fastnet Technology Co., Limited (“Fastnet”) to design and develop a social gaming platform named “Matchroom” for the cost of $540,126. Matchroom is a platform that provides a complete gaming ecosystem for both in-house and external contents, thereby connecting providers with users all within the platform.

The software development of the platform was completed in December 2020 and its estimated life is 3 years. The amortization is to be commenced from January 2021.

Amortization expense recorded for its intangible assets for the years ended December 31, 2021 and 2020 were $179,703 and $0, respectively.

For the years ended December 31, 2021 and 2020, the Company recorded an impairment loss of $362,815 and $0, respectively.

6.	LEASE LIABILITY

The Company entered into an operating lease for office premises. The lease term is fixed for 2 years. The Company adopted ASC 842, using the modified-retrospective approach as discussed in Note 3, and as a result, recognized a right-of-use asset and a lease liability. The Company uses 1.75% rate to determine the present value of the lease payments.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

The consolidated balance sheet allocation of assets and liabilities related to operating lease is as follows:

	Consolidated Balance	As of December 31,
	Sheets Caption	2021	2020

Assets	Operating lease right-of-use assets	$8,052	$3,018

Liabilities:
Current	Operating lease liability – current	$5,042	$3,075
Non-current	Operating lease liability – non-current	2,971	–

Total lease liabilities		$8,013	$3,075

For the years ended December 31, 2021 and 2020, the Company recorded lease expenses of $2,173 and $5,143 respectively.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

Year Ended December 31,
2022	$5,182
2023	3,023

Total minimum lease payments	8,205
Less: interest	(192)

Total present value of lease liabilities	$8,013

7. STOCK BASED COMPENSATION

During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $3,054,012 for the issuance of restricted and unrestricted common stock to consultants and advisor for services which has been recorded as general and administrative expense in the consolidated statements of operations.

Stock Incentive Plan

On July 29, 2021, the Company adopted a 2021 Stock Incentive Plan (the “Plan”) to provide employees and consultants of the Company with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company. The maximum number of shares which may be granted under the Plan shall be 5,000,000 shares in the aggregate of common stock of the Company.

On July 29, 2021, the Company issued 3,095,000 shares of restricted common stock to four consultants for incentive compensation at the current market value of $0.22 per share and charged $680,900 as stock-based compensation expense.

On September 3, 2021, the Company issued 7,000,000 shares of restricted common stock to four consultants for incentive compensation at the current market value of $0.24 per share and charged $1,680,000 as stock-based compensation expense.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Restricted Stock Awards

On August 23, 2021, the Company issued 1,403,973 shares of restricted common stock to an independent advisory company for advisory service rendered at the current market value of $0.28 per share and charged $393,112 as stock-based compensation expense.

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

As of December 31, 2021 and 2020, the total number of Series A preferred shares issued or issuable was 1,000,000 shares.

As of December 31, 2021 and 2020, there was no Series B convertible preferred shares issued or issuable.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

Pursuant to the Share Exchange Agreement executed on November 18, 2020, the Company issued 10,000,000 shares of its common stock to the Shareholders of LTL in exchange for 10,000 shares of all of the outstanding ordinary shares of LTL to consummate the reverse acquisition with LTL.

On October 6, 2021, the Company issued 1,003,378 shares of restricted common stock to Lincoln Park Capital Fund, LLC as commitment fee pursuant to the Purchase Agreement dated on the same date.

As of December 31, 2021 and 2020, the Company had a total of 152,899,640 and 140,397,289 shares of its common stock issued and outstanding, respectively.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

9.	WARRANTS

The Company issued common stock warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows

		Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)

Outstanding as of December 31, 2019	4,130,160	$0.70	1.78
Forfeited, cancelled, expired	(50,000)	0.01	(0.99)

Outstanding as of December 31, 2020	4,080,160	0.71	0.79
Forfeited, cancelled, expired	(3,169,750)	0.08	(0.46)

Outstanding as of December 31, 2021	910,410	$0.79	0.33

There were 910,410 warrants exercisable at December 31, 2021 with a weighted average exercise price of $0.79. The intrinsic value of the warrants exercisable for the years ended December 31, 2021 and 2020 was $0 and $0, respectively.

10.	EARNING (LOSS) PER SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per share”. Basic net loss per common share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020

Net loss for the year	$(5,356,587)	$(846,240)

Weighted average number of common shares outstanding, basic and diluted	144,621,183	24,183,790

Basic and diluted loss per common share:	$(0.04)	$(0.03)

11.	INCOME TAX

The components of loss before income taxes consist of the following:

	Years ended December 31,
	2021	2020

U.S.	$(3,434,801)	$(175,743)
Foreign	(1,921,786)	(670,497)

Loss before income taxes	$(5,356,587)	$(846,240)

The provisions (benefits) for income taxes for the years ended December 31, 2021 and 2020 were as follows:

Years ended December 31,
	2021	2020
Current income taxes:
Federal	$–	$–
State	–	–
Foreign	–	–
Total current	–	–

Deferred income taxes:
Federal	–	–
State	–	–
Foreign	–	–
Total deferred	–	–
Benefit (provision) for income taxes	$–	$–

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2021	2020

U.S. federal statutory rate	21.0	21.0
State income taxes, net of federal benefit	4.1	0.0
Foreign tax rate differential	0.5	(1.6)
Increase (decrease) in valuation allowance	(21.8)	(19.2)
Non-deductible expenses	(4.1)	–
Other permanent differences, net	0.3	(0.2)
Effective income tax rate	0.0%	0.0%

The tax benefits associated with losses generated by the Company and its subsidiaries have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

	Years ended December 31,
	2021	2020

Net operating loss carryforwards	$2,700,301	$1,578,197
Capitalized organizational costs	4,058	–
Other	2,047	736
Total deferred tax assets	2,706,406	1,578,933
Valuation allowance	(2,650,851)	(1,493,197)
Total net deferred tax assets	55,555	85,736

Basis difference in long-lived fixed assets	(53,622)	(85,013)
Right-of-use assets	(1,933)	(723)
Total deferred tax liabilities	(55,555)	(85,736)
Net deferred tax assets (liabilities)	$–	$–

At December 31, 2021 and 2020, the Company has U.S. federal operating loss carryforwards of $7,247,356 and $4,127,053, and state of California operating loss carryforwards of $6,542,099 and $3,421,796, respectively. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. federal net operating loss carryforwards in the amount of $4,601,190, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,646,166, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

At December 31, 2021 and 2020, the Company’s subsidiary operating in Hong Kong has net operating loss carryforwards of $698,685 and $698,685, respectively which do not expire and therefore can be carried forward indefinitely.

At December 31, 2021 and 2020, the Company’s subsidiary operating in Malaysia has net operating loss of $2,525,831 and $1,551,826, respectively. Net operating loss carryforwards will begin to expire, if unused, in 2025.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under applicable U.S. federal statutes, tax years ended December 31, 2018 through December 31, 2021 remain subject to examination. Under applicable state statutes, state corporate tax returns filed for the Company for years ended December 31, 2017 through December 31, 2021 remain subject to examination. Hong Kong and Malaysia corporate tax returns remain subject to examination for tax years ended December 31, 2018 through December 31, 2021.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of December 31, 2021 and 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

12.       RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of December 31,
	2021	2020

Due to Porta Capital Limited (“Porta Capital”)	$2,063,876	$1,868,833
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	1,675,573	326,665
Due to Bru Haas Sdn Bhd (“Bru Haas”)	168,649	26,910
Due to Clicque Technology Snd Bhd (“Clicque”)	90,272	–
Due to Tila Network Limited (“Tila Network”)	19,478	19,590
Due to Porta Network Inc. (“Porta Network”)	5,734	–
Due to Mr. Song Dai (“Mr. Song”)	12,014	12,025

	$4,035,596	$2,254,023

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Mr. Song is the director and major shareholder of the Company, and he is also the major shareholder of Porta Capital, Bru Haas (B), Bru Haas, Clicque, Tila Network, and Porta Network. Amount due to these related companies are those trade and nontrade payables arising from transactions between the Company and the related companies, such as advances made by the related companies on behalf of the Company, and advances made by the Company on behalf of the related companies. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

The advances from Mr. Song is mainly for working capital purpose. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

In the ordinary course of business, during the years ended December 31, 2021 and 2020, the Company involved with certain transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

	Years ended December 31,
Nature of transactions with related parties	2021	2020

Online sales income from Bru Haas	$1,178	$–

Outsource headcount income from Bru Haas	$–	$14,086

Research and development consulting fee to related parties:
- Porta Capital	$36,166	$35,975
- Bru Haas (B)	–	30,000

Total	$36,166	$65,975

Rent expense of Matchroom platform server to related parties:
- Porta Capital	$109,306	$79,134
- Bru Haas (B)	120,000	–

Total	$229,306	$79,134

Network Bandwidth expense to Bru Haas (B)	$210,578	$220,071

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2021, the Company utilized space on a rent-free basis in the office located at Unite 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which owns by Mr. Song. The fair market value of the rent is RM1,500 per month.

13.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended December 31, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Year ended December 31, 2021			December 31, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$19,708	31%		$19,735
Customer B		15,418	25%		98

	Total:	$35,126	56%	Total:	$19,833

		Year ended December 31, 2020			December 31, 2020
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$10,550	14%		$11,002
Customer B		41,222	56%		3,594
Customer C		9,993	14%		-

	Total:	$61,765	84%	Total:	$14,596

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board and Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of HK$500,000 and RM250,000, respectively if the bank with which an individual/a company hold its eligible deposit fails. At December 31, 2021 and 2020, the Company did not have deposit funds that exceeded the insured limits in Hong Kong and Malaysia.

14.       COMMITMENTS AND CONTINGENCIES

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

LEET TECHNOLOGY INC.

(Formerly Blow & Drive Interlock Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On October 6, 2021, the Company entered into an agreement, (“the Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”, “the Investor”), in which the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $15,000,000 of common stock, in increments of 100,000 shares, subject to certain limitations and adjustments noted in the Purchase Agreement.  As consideration for Lincoln Park’s irrevocable commitment to purchase shares of the Company’s Common Stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company agreed to issue 1,003,378 shares of its Common Stock to Lincoln Park as commitment shares, and up to 1,003,378 additional shares of Common Stock on a pro rata basis as Lincoln Park purchases up to its $15,000,000 total aggregate dollar amount purchase commitment under the Purchase Agreement.  The right of the Company to commence sales under the purchase agreement is subject to the satisfaction of certain conditions including but not limited to a Registration Statement covering the resale of the shares being declared effective under the Securities Act by the SEC, and no stop order with respect to the Registration Statement shall be pending or threatened by the SEC.  As mentioned in Note 7, on October 21, 2021, the Company issued the 1,003,378 initial commitment shares.   As of the date of these financial statements, the Company has not filed the Registration Statement pursuant to this Purchase Agreement. The Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any shares of the Company’s common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in Lincoln Park beneficially owning more than 4.99% of the outstanding shares of the Company’s common stock.

15.       SUBSEQUENT EVENTS

On February 15, 2022, Leet Entertainment Group Limited transferred all 1,000 ordinary shares of Leet Entertainment Sdn. Bhd to the Company at part of the Company’s plans to restructure and simplify the corporate structure.

On April 4, 2022, the Company sold all its 10,000 shares in Leet Technology Limited to Mr. Song for $10,000 at part of its plans to restructure and simplify the corporate structure.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A – Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act, our management, including Dong Jung, Long, our chief executive officer, and Kamal Hamidon, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Long and Mr. Hamidon concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (“2013 Framework”) issued in 2013. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions, (iii) a lack of segregation of duties within accounting functions, and (iv) recognition error on accounting for revenue. The material weakness on revenue recognition error resulted in material misstatements to the unaudited condensed consolidated financial statements as of and for the period ending June 30, 2021 and September 30, 2021.In consequence, our internal controls over financial reporting were not effective at December 31, 2021.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the years ended December 31, 2021 and 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the years ended December 31, 2021 and 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dai, SONG	Director	59	October 23, 2020
Ding Jung, LONG	Chief Executive Officer	45	November 18, 2020
Kamal Hamidon	Chief Financial Officer	59	November 18, 2020
Ganesha Karuppiaya	Independent Director	39	July 29, 2021
Elaine Binti Lockman	Non-Executive Director	53	August 23, 2021
Daniel Pacheco	Chief Technology Officer	28	November 17, 2021

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

In 2020, he co-founded Leet Technology Limited (“LTL”) together with Mr. Ding Jung LONG to venture into eSports and social gaming which he strongly believes is a key driver to increase growth in data consumption as part of the overall mobile growth.

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

GANESHA KARUPPIAYA-Independent Director

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

In 2017, he joined LTL as a Chief Technology Officer (“CTO”) to spearhead the development of LTL’s platform, and has since managed both external and internal development teams, looked into new technologies and automations. On July 29, 2021, he was appointed to the Board of Directors as Independent Director. He resigned as a CTO on July 29, 2021.

Ganesha earned a Bachelor of Science degree in Computer Science from Coventry University, England in 2005.

ELAIN BINTI LOCKMAN –Non-Executive Director

Ms. Lockman has extensive experience in government-linked organizations and start-up businesses, specifically in the areas of management and operations, business strategy, business development, stakeholders relationship management (government, corporates & influencers), branding, marketing and corporate communications. She is the CEO and Co-founder of Ata Plus, an Equity Crowdfunding online platform. Previously, she has worked with The iAGroup, One Big Idea, MSC Management Services, E&E Good Works, Green Science, Media Shoppe, Packet One Networks, Digi, Gyro, Malaysia Debt Ventures, Globalb2b2c, iPerinitis, MDEC, Petronas.

Ms. Lockman is a non-Executive Director on the board of Reservoir Link Berhad, a company listed on the ACE Market of Bursa Malaysia, as well as Daya Materials Berhad, a company listed on the Main Board of Bursa Malaysia. She was also on the Board of Western Union Payments Malaysia from 2012 till 2019, while being actively involved in the start-up community, advising entrepreneurs in funding, strategy and operations.

Ms. Lockman has an MSc in Operational Research and BSc in Actuarial Science from the London School of Economics.

DANIEL PACHECO - CTO

Mr. Pacheco’s career in Software Development began in 2014. As a Software Engineer, he was involved in all stages of the software development life cycle to design and implement customer management solutions. In 2017, he joined Xendity, a fintech start-up and e-KYC solution provider as a software engineer. He helped build the core functionality of the fraud-detection system using machine learning models and algorithms. He continuously improved Xendity’s fraud-detection system, while establishing an Artificial Intelligence Department. Mr. Pacheco has overseen the growth of Xendity, which was acquired in 2021 by a renown Malaysian publicly listed company, Green Packet Sdn. Bhd.

He graduated with First-class Honors in Computer Science from Birmingham City University, England in 2017, has participated in over 30 programming contests and won various awards from across Europe.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2021 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Audit Committee Financial Expert

We established an audit committee of the board of directors. The members of our audit committee are Mr. Dai Song and Ms. Elain Lockman. Mr. Dai Song serves as the Chairman of the audit committee. We believe that the audit committee members are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

Nomination Procedures for Appointment of Directors

As of December 31, 2021, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We have not adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes -Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officers. We anticipate that we will adopt a code of ethics once we are in a position to do so.

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

During the fiscal year ended December 31, 2021, to the Company’s knowledge, the following delinquencies occurred:

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the years ended December 31, 2021 and 2020;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021 and 2020 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2021 and 2020,

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ding Jung, Long	2021	95,613	-0-	-0-	-0-	-0-	-0-	-0-	95,613
CEO (1)	2020	94,294	-0-	-0-	-0-	-0-	-0-	-0-	94,294

Kamal Hamidon	2021	52,152	-0-	-0-	-0-	-0-	-0-	-0-	52,152
CFO	2020	51,433	-0-	-0-	-0-	-0-	-0-	-0-	51,433

Dai, Song	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO (2)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ganesha Karuppiaya	2021	14,487	-0-	-0-	-0-	-0-	-0-	-0-	14,487
Independent Director(3)	2020	14,287	-0-	-0-	-0-	-0-	-0-	-0-	14,287

Elaine Binti Lockman
Non-Executive Director(4)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daniel Pacheco
Chief Technology Officer(5)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Haridim	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO and Secretary(6)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Ding Jung, Long was appointed as CEO on November 18, 2020

(2)	Mr. Dai, Song was appointed as director and CEO and CFO on October 23, 2020 and resigned as CEO and CFO on November 18, 2020.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(5)	On July 29, 2021, Mr. Daniel Pacheco was appointed as interim Chief Technology Officer. On November 17, 2021, the Company appointed Mr. Pacheco as permanent Chief Technology Officer.

(6)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Since his appointment neither he nor Doheny Group, LLC has received any compensation from us as salary, royalties, stock, or otherwise. He resigned as CEO effective October 23, 2020.

Employment Contracts

We established an audit committee of the board of directors. The members of our audit committee are Mr. Dai Song and Ms. Elain Lockman. Mr. Dai Song serves as the Chairman of the audit committee. We believe that the audit committee members are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

Director Compensation

The following table sets forth director compensation for 2021 and 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dai, Song(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Elaine Binti Lockman(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ganesha Karuppiaya(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Haridim(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed as director as of October 23, 2020.

(2)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. He resigned effective October 23, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dai, Song (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Elaine Binti Lockman(2)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ganesha Karuppiaya(3)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

David Haridim (4)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed President, Chief Executive Officer, Secretary and Director on October 23, 2020. He resigned all executive offices except as director on November 18, 2020.

(2)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Mr. Haridam resigned as an officer and director. Neither he nor Doheny Group, LLC received any compensation from us as salary, royalties, stock, or otherwise. He resigned effective October 23, 2020.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2021.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2021.

Long-Term Incentive Plan

On July 29, 2021, we adopted a 2021 Stock Incentive Plan for Employees and Consultants (2021 ESIP) where we filed an S-8 registration statement with the Securities and Exchange Commission registering 5,000,000 shares of common stock that were approved to be awarded under the 2021 ESIP. Pursuant to the 2021 ESIP, a total of 3,095,000 shares were issued to 4 of its employees and consultants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2022, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

The following table sets forth, as of April 15, 2022, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Corporate Governance

As of December 31, 2021, our Board of Directors consisted of Song Dai, Ganesha Karuppiaya and Elain Lockman.. As of December 31, 2020, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods for professional services rendered by Friedman LLP for the year ended December 31, 2021, and J&S Associates for the year ended December 31, 2020, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees and Audit Related Fees	$50,000	$81,300
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$50,000	$81,300

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual consolidated financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s consolidated financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

Item No.	Description
10.1	Employment Agreement between Leet Entertainment and Kamal Hamidon Bin Mohamed Ali

10.2	Employment Agreement between Leet Entertainment and Long Ding Jung

10.3	Employment Agreement between Leet Entertainment and Ganesha Karuppiaya

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.	Inline Interactive Data Files for the Company’s Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: April 15, 2022		/s/ Ding Jung LONG
	By:	Ding Jung LONG
	Its:	CEO

Dated: April 15, 2022		/s/ Kamal Hamidon
	By:	Kamal Hamidon
	Its:	Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2022		/s/ Dai Song
	By:	Dai Song, Director

