Form 10-Q
period 2022-03-31
Leet Technology Inc.
filed 2022-05-18
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 17, 2022, there were 152,899,640 shares of common stock, $0.0001 par value, issued and outstanding, and 1,000,000 issues of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current asset:
Cash	$14,966	$23,192
Accounts receivable	33,040	19,833
Deposit and other receivables	28,366	25,367
Total current assets	76,372	68,392

Non-current asset:
Plant and equipment, net	149,351	153,191
Capitalized development costs	66,481	–
Right of use assets	6,726	8,052

TOTAL ASSETS	$298,930	$229,635

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$538,653	$537,034
Accrued liabilities and other payables	86,767	51,618
Accrued compensation payable to officers and directors	390,748	366,558
Contract liability	261	–
Amounts due to related parties	4,670,154	4,035,596
Operating lease liabilities	3,767	5,042

Total current liabilities	5,690,350	4,995,848

Non-current liabilities
Operating lease liabilities	2,930	2,971

TOTAL LIABILITIES	5,693,280	4,998,819

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value:
Series A 1,000,000 authorized, issued and outstanding	100	100
Series B, 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 152,899,640 shares issued and outstanding as of March 31, 2022 and December 31, 2021	15,290	15,290
Additional paid-in capital	3,062,662	3,062,662
Accumulated other comprehensive income (loss)	20,719	(12,530)
Accumulated deficit	(8,493,121)	(7,834,706)

Total stockholders’ deficit	(5,394,350)	(4,769,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$298,930	$229,635

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$22,309	$13,502

Cost of revenue (includes related party expenses, $151,850 and $72,700 for the 3 months ended March 31, 2022 and 2021, respectively)	(154,196)	(89,354)

Gross loss	(131,887)	(75,852)

Operating expenses:
Research and development (includes related party expenses, $8,997 and $9,027 for the 3 months ended March 31, 2022 and 2021, respectively)	(8,997)	(9,047)
General and administrative expenses (includes related party expenses, $41,745 and $0 for the 3 months ended March 31, 2022 and 2021, respectively)	(517,608)	(221,193)
Total operating expenses	(526,605)	(230,240)

Loss from operations	(658,492)	(306,092)

Other income:
Interest income	77	77
Other income	–	13
Total other income	77	90

LOSS BEFORE INCOME TAXES	(658,415)	(306,002)

Income tax expense	–	–

NET LOSS	(658,415)	(306,002)

Other comprehensive income:
Foreign currency translation income	33,249	35,050

COMPREHENSIVE LOSS	$(625,166)	$(270,952)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	152,899,640	140,397,289

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Series A stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	(loss) income	losses	deficit

Balance as of January 1, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(76,195)	$(2,478,119)	$(2,530,274)
Foreign currency translation adjustment	–	–	–	–	–	35,050	–	35,050
Net loss for the period	–	–	–	–	–	–	(306,002)	(306,002)
Balance as of March 31, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(41,145)	$(2,784,121)	$(2,801,226)

Balance as of January 1, 2022	1,000,000	$100	152,899,640	$15,290	$3,062,662	$(12,530)	$(7,834,706)	$(4,769,184)
Foreign currency translation adjustment	–	–	–	–	–	33,249	–	33,249
Net loss for the period	–	–	–	–	–	–	(658,415)	(658,415)
Balance as of March 31, 2022	1,000,000	$100	152,899,640	$15,290	$3,062,662	$20,719	$(8,493,121)	$(5,394,350)

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(658,415)	$(306,002)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	8,680	1,244
Amortization on intangible assets	–	44,984
Right of use amortization	1,265	1,282

Change in operating assets and liabilities:
Accounts receivable	(13,406)	6,232
Deposit and other receivables	(3,209)	(5,130)
Accounts payable	3,907	–
Accrued liabilities and other payables	35,493	62,084
Accrued compensation payable to officers and directors	27,209	21,413
Contract liability	262	–
Operating lease liabilities	(1,254)	(1,306)
Net cash used in operating activities	(599,468)	(175,199)

Cash flows from investing activities:
Purchase of plant and equipment	(5,572)	(1,575)
Capitalization of development costs	(66,679)	–
Net cash used in investing activities	(72,251)	(1,575)

Cash flows from financing activities:
Advances from related parties	655,105	198,474
Net cash provided by financing activities	655,105	198,474

Effect on exchange rate change on cash	8,388	12,367

Net (decrease) increase in cash	(8,226)	34,067

CASH, BEGINNING OF PERIOD	23,192	38,985

CASH, END OF PERIOD	$14,966	$73,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

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

On February 15, 2022, Leet Entertainment Group Limited transferred all 1,000 ordinary shares of Leet Entertainment Sdn. Bhd to the Company at part of the Company’s plans to restructure and simplify the corporate structure (see Note 13).

2.	LIQUIDITY GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements.

As of March 31, 2022, the Company had $14,966 in cash, working capital deficit of $5,613,978 and accumulated deficit of $8,493,121. The Company incurred a continuous net loss of $658,415 during the three months ended March 31, 2022. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders and related parties. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations for one year from the date of the filing of the unaudited condensed consolidated financial statements.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, there were no allowance for doubtful accounts.

Plant and equipment

Plant and equipment are stated at historical cost less accumulated depreciation. Leasehold improvements are amortized over the lessor of the based term of the lease or 5 years of the leasehold improvement. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	5 years
Furniture and fixtures	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Capitalized development costs

In accordance with ASC 340-40, Other Assets and Deferred Costs (ASC 340-40”), the Company capitalizes certain development costs required to fulfill its obligations under contracts for its customers. These direct costs are typically incurred at a contract’s inception which enables the Company to satisfy its future performance obligations for its customers. These costs primarily consist of direct labor for coding, programing, and additional customizations specific to the customers licensed platform offering. These costs are expected to be recovered through the life of the contract.

The capitalized development costs are amortized on a customer specific contract basis using the straight-line method over the estimated economic life of the application, typically two years, beginning when those development effort were placed into service.

Research and development costs

Research and development costs are expensed as incurred and consist of development work associated with our existing technology, customer solutions and processes. Our research and development expenses relate primarily to payroll costs for personnel, costs associated with various projects, including testing, development and other related expenses.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the three months ended March 31, 2022 and 2021.

Contract liability

Billing practices for the Company’s contracts are governed by the contract terms of each project. Billings do not necessarily correlate with revenues recognized. The Company records contract liabilities to account for these differences in timing.

The contract liability, represents the Company’s obligation to transfer goods or services to a customer for which the Company has been paid by the customer or for which the Company is obligated to perform under the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended March 31,
	2022	2021

White label solutions	$17,373	$5,168
Esport tournament management and team services	3,314	1,503
Matchroom Mini-app solutions	1,622	6,831
	$22,309	$13,502

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

For the three months ended March 31, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2022 and December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies (Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”)). HKD-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.12771 and 0.12866, at March 31, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.12813 and 0.12892 for the three months ended March 31, 2022 and 2021, respectively). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.23797 and 0.24145, at March 31, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.23868 and 0.24613 for the three months ended March 31, 2022 and 2021, respectively).

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying unaudited condensed consolidated statements of operation as the related employee service is provided.

Leases

The Company accounts for leases in accordance with Topic 842, “Leases” (“ASC 842”) and determines if an arrangement is a lease at inception. Operating leases are included in operating ROU assets, other current liabilities, and operating lease liabilities in our unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our unaudited condensed consolidated balance sheets.

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

Net loss per share

The Company calculates net income or loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share when their inclusion would have an anti-dilutive effect due to the continuing net losses. The following anti-dilutive equity and debt securities were excluded from the computation of net loss per share.

	As of
	March 31, 2022	March 31, 2021
	(Shares)	(Shares)

Warrants	629,410	4,060,160

Contingencies

The Company follows the ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the unaudited financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Reclassifications

Certain prior period income statement and cash flow items have been reclassified to conform to the 2022 period end presentation. These reclassifications had no impact on reported operating loss and net loss. For income statement items, IT operating expenses have been reclassified to cost of revenue. For cash flow items, certain accrued liabilities and other payables have been reclassified to accrued compensation payable to officer and directors. The cash flow reclassification also included the reclassification of advances from related parties from operating to financing.

Recent accounting pronouncements

Accounting Standards Issued, Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). This guidance is effective upon issuance and generally can be applied through the end of calendar year 2022. Adoption of the standard requires certain changes to be made prospectively. Adopting the standard did not have a material impact on the unaudited condensed consolidated financial statements.

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	March 31, 2022	December 31, 2021

Computer equipment	$170,056	$170,056
Furniture and fixtures	6,355	5,607
Leasehold improvements	22,833	18,009
Foreign currency translation difference	(2,038)	(1,026)
	197,206	192,646
Less: accumulated depreciation and amortization	(48,436)	(39,756)
Less: foreign currency translation difference	581	301
	$149,351	$153,191

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 were $8,680 and $1,244, respectively.

During the three months ended March 31, 2021 and year ended December 31, 2021 the Company purchased computers and equipment of approximately $0 and $145,883, respectively from a related party, Bru Haas Consultants.

5.	CAPITALIZED DEVELOPMENT COSTS

During the three months ended March 31, 2022 and 2021, the Company capitalized development costs of $66,481 and $0, respectively for the customization and enhancements of the gaming platform provided to customers under contract. The estimated useful life specific to each contracts total capitalized cost is based on the original length of the customer contract.

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

The consolidated balance sheet allocation of assets and liabilities related to operating lease is as follows:

	Consolidated Balance	As of
	Sheets Caption	March 31, 2022	December 31, 2021

Assets	Operating lease right-of-use assets	$6,726	$8,052

Liabilities:
Current	Operating lease liability – current	$3,767	$5,042
Non-current	Operating lease liability – non-current	2,930	2,971

Total lease liabilities		$6,697	$8,013

For the three months ended March 31, 2022 and 2021, the Company recorded lease expenses of $1,289 and $1,329 respectively.

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

Year Ended March 31,
2023	$5,140
2024	1,713
2025	–
2026	–
2027	–
Total minimum lease payments	6,853
Less: interest	(156)

Total present value of lease liabilities	$6,697

7.	STOCKHOLDERS’ DEFICIT

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

As of March 31, 2022 and December 31, 2021, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

As of March 31, 2022 and December 31, 2021, there was no Series B preferred shares issued or outstanding.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

On August 23, 2021, the Company issued 1,403,973 shares of restricted common stock to an independent advisory company for advisory service rendered at the current market value of $0.28.

On October 6, 2021, the Company issued 1,003,378 shares of restricted common stock to Lincoln Park Capital Fund, LLC as commitment fee pursuant to the Purchase Agreement dated on the same date.

As of March 31, 2022 and December 31, 2021, the Company had 152,899,640 shares of its common stock issued and outstanding.

8.	WARRANTS

The Company issued common stock warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follow:

	Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)
Outstanding as of December 31, 2020	4,080,160	$0.71	0.79
Forfeited, cancelled, expired	(3,169,750)	0.08	(0.46)
Outstanding as of December 31, 2021	910,410	0.79	0.33
Forfeited, cancelled, expired	(281,000)	(0.03)	(0.18)
Outstanding as of March 31, 2022	629,410	$0.76	0.15

There were 629,410 warrants exercisable at March 31, 2022 with a weighted average exercise price of $0.76. The intrinsic value of the warrants exercisable during the three months ended March 31, 2022 and 2021 was $0 and $0, respectively.

9.	INCOME TAX

The Company recorded $0 tax provision for the three months ending March 31, 2022 and 2021, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

At December 31, 2021, the Company has U.S. federal operating loss carryforwards of $7,247,356, and state of California operating loss carryforwards of $6,542,099. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. federal net operating loss carryforwards in the amount of $4,601,190, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,646,166, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At December 31, 2021, the Company’s subsidiary operating in Hong Kong has net operating loss carryforwards of $698,685 which do not expire and therefore can be carried forward indefinitely.

At December 31, 2021, the Company’s subsidiary operating in Malaysia has net operating loss of $2,525,831. Net operating loss carryforwards will begin to expire, if unused, in 2025.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of March 31, 2022 and December 31, 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

10.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of
	March 31, 2022	December 31, 2021

Due to Porta Capital Limited (“Porta Capital”)	$2,091,145	$2,063,876
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	2,222,988	1,675,573
Due to Bru Haas Sdn Bhd (“Bru Haas”)	187,756	168,649
Due to Clicque Technology Snd Bhd (“Clicque”)	131,170	90,272
Due to Tila Network Limited (“Tila Network”)	19,396	19,478
Due to Porta Network Inc. (“Porta Network”)	5,694	5,734
Due to Mr. Song Dai (“Mr. Song”)	12,005	12,014
	$4,670,154	$4,035,596

Mr. Song is the director and major shareholder of the Company, and he is also the major shareholder of Porta Capital, Bru Haas (B), Bru Haas, Tila Network, and Porta Network. Amount due to these related companies are those trade and nontrade payables arising from transactions between the Company and the related companies, such as advances made by the related companies on behalf of the Company, and advances made by the Company on behalf of the related companies. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

The advances from Mr. Song is mainly for working capital purpose. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

		Three months ended March 31,
		2022	2021
Nature of transactions with related parties
Online sales income from Bru Haas		$–	$1,201

Research and development consulting fee to related parties:
- Porta Capital	(a)	$8,997	$9,027

Consultancy fee to related parties
- Clicque	(b)	$41,745	$–

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$28,440	$31,045
- Bru Haas (B)	(d)	69,410	–
Total		$97,850	$31,045

Network Bandwidth expense to Bru Haas (B)	(e)	$54,000	$41,655

Both platform server rent expense and network bandwidth expense are recorded in the cost of revenue.

(a) The Company entered a consultancy service agreement with Porta Capital for a fixed period of 56 months commenced from May 1, 2017. The consultancy service fee is $3,000 per month and the agreement was renewed for another fixed period of 24 months on January 1, 2022.

(b) The Company entered two separate consultancy service agreements with Clicque for a fixed period of 36 months each commenced from June 1, 2021 and December 1, 2021. The consultancy service fees are RM 40,000 (equivalent to approximately $9,700) per month and RM 15,000 (equivalent to approximately $3,600) per month, respectively.

(c) The Company entered a platform server rental agreement with Porta Capital for a fixed period of 60 months commenced from March 1, 2021. The rent is $9,500 per month.

(d) The Company entered a platform server rental agreement with Bru Haas (B) for a fixed period of 60 months commenced from July 1, 2021. The rent is $20,000 per month. In additions, the Company entered a service agreement with Bru Haas (B) providing security operations center service for a fixed period of 12 months commenced from February 17, 2022. The service fee is $4,705 per month.

(e) The Company entered a network bandwidth rental agreement with Bru Haas (B) for a fixed period of 12 months commenced from January 1, 2022. The rent is $18,000 per month.

During the three months ended March 31, 2022 and 2021, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,800 per month.

11.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2022			March 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,288	69%		$15,369
Customer B	3,314	15%		3,438

Total:	$18,602	84%	Total:	$18,807

For the three months ended March 31, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at December 31, 2021, are presented as follows:

	Three months ended March 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer C	$5,168	38%		$98
Customer D	1,503	11%		19,735

Total:	$6,671	49%	Total:	$19,833

(b)	Economic and political risk

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash   are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board and Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of HK$500,000   and RM250,000  , respectively if the bank with which an individual/a company hold its eligible deposit fails. At March 31, 2022 and December 31, 2021, the Company did not have deposit funds that exceeded the insured limits in Hong Kong and Malaysia.

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

The Company entered several commitment agreements with related parties, see Note 10.

13.	SUBSEQUENT EVENTS

On April 4, 2022, the Company sold all its 10,000 shares in Leet Technology Limited, with its wholly owned subsidiary Leet Entertainment Group Limited, to Mr. Song for $10,000 at part of its plans to restructure and simplify the corporate structure. With the completion of this corporate restructure, the Company shall henceforth only have one wholly owned Malaysian subsidiary, Leet Entertainment Sdn Bhd. Prior to the corporate restructure, Leet Entertainment Group Limited, a wholly owned subsidiary of Leet Technology Limited, transferred all its assets, liabilities, and business operations to Leet Entertainment Sdn Bhd with the approval by the board of directors. This resulted the main business activities of the Company remain unchanged.

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

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally.

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

In the first quarter of 2022, the COVID-19 pandemic continues to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could materially affect our financial results in an adverse way.

We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business and results of operations, as the ongoing pandemic is likely to continue to depress economic activity and reduce the demand for our products and services, as well as disrupt supply chains. Although the duration and severity of the COVID-19 pandemic, and resulting economic impacts, remain uncertain, we expect that our business operations and results of operations, will be adversely impacted through 2022, and possibly longer.

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

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements.

As of March 31, 2022, the Company had $14,966 in cash, working capital deficit of $5,613,978 and accumulated deficit of $8,493,121. The Company incurred a continuous loss of $658,415 during the three months ended March 31, 2022. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders and related parties. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations for one year from the date of the filing of the unaudited condensed consolidated financial statements.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Overview and Outlook

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report.

Three months ended March 31, 2022, compared to the three months ended March 31, 2021

For the three months ended March 31, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of March 31, 2022 and December 31, 2021:

	Three months ended March 31, 2022			March 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,288	69%		$15,369
Customer B	3,314	15%		3,438

Total:	$18,602	84%	Total:	$18,807

	Three months ended March 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer C	$5,168	38%		$98
Customer D	1,503	11%		19,735

Total:	$6,671	49%	Total:	$19,833

All of our major customers are located in Malaysia, India and Philippines

Revenue increased by 65.2% to $22,309 for the three months ended March 31, 2022, from $13,502 for the three months ended March 31, 2021. The increase in revenue is mainly attributed by our new white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines.

Cost of revenue increased by 72.6% to $154,196 for the three months ended March 31, 2022, from $89,354 for the three months ended March 31, 2021. The increase in cost of revenue is due to the increase in the rental of platform server cost, network bandwidth cost, and direct labor costs incurred during the period.

General and administrative expenses increased by 134.0% to $517,608 for the three months ended March 31, 2022, from $221,193 for the three months ended March 31, 2021. The increase in general and administrative expenses is mainly attributable from the increase in exhibition expenses, salaries and wages, and travelling expense for the expansion of business.

Net loss increased 115.2% to $658,415 for the three months ended March 31, 2022, from net loss of $306,002 for the three months ended March 31, 2021. The increase in net loss is mainly attributed from the increase in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $14,966, accounts receivable of $33,040, deposit and other receivables of $28,366. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Three Months Ended March 31
	2022	2021
Net cash used in operating activities	$(599,468)	$(175,199)
Net cash used in investing activities	(72,251)	(1,575)
Net cash provided by financing activities	655,105	198,474

Net Cash Used In Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $599,468, which consisted primarily of a net loss of $658,415, an increase in accounts receivable of $13,406, an increase in deposit and other receivables of $3,209, a decrease in operating lease liabilities of $1,254, and offset by depreciation on plant and equipment of $8,680, right of use amortization of $1,265, an increase in accrued liabilities and other payables of $35,493, an increase in accrued compensation payable to officers and directors of $27,209, and an increase in deferred revenue of $262.

For the three months ended March 31, 2021, net cash used in operating activities was $175,199, which consisted primarily of a net loss of $306,002, an increase in deposits and receivables of $5,130, a decrease in operating lease liabilities of $1,306 and offset by depreciation on plant and equipment of $1,244, amortization on intangible assets of $44,984, right of use amortization of $1,282, a decrease in account receivables of $6,232, an increase in accrued liabilities and other payables of $62,084, and an increase in accrued compensation payable to officers and directors of $21,413.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $72,251 and $1,575, respectively which consisted primarily of capitalization of software platform costs and purchase of plant and equipment.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2022 and 2021, net cash provided by financing activities was $655,105 and $198,474, respectively which consisted primarily of advances from related parties.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2021, as well as Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2022.

During the three months ended March 31, 2022, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 and there have been no changes for the three months ended March 31, 2022.

Remediation Plan

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we are expanding and remediating our review process for revenue related transactions and contracts with our customers and ASC 606. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, and therefore has no significant impact on the company’s financial report nor internal control.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

As of the date of this quarterly report on Form 10-Q, we are not involved in any pending legal proceedings that we believe we would likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we did not issue any unregistered securities:

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There is no other information for this period.

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

Leet Technology Inc.

Dated: May 18, 2022	/s/ Ding Jung LONG
Chief Executive Officer

Dated: May 18, 2022	/s/ Kamal Hamidon
Chief Financial Officer and Principal Accounting Officer

