Form 10-Q
period 2022-06-30
Leet Technology Inc.
filed 2022-08-11
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 10, 2022, there were 152,899,640 shares of common stock, $0.0001 par value, issued and outstanding, and 1,000,000 issues of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current asset:
Cash	$2,313	$23,192
Accounts receivable	35,230	19,833
Deposit and other receivables	26,533	25,367
Total current assets	64,076	68,392

Non-current asset:
Plant and equipment, net	137,619	153,191
Capitalized development costs, net	77,585	–
Right of use assets	5,214	8,052
Total non-current assets	220,418	161,243

TOTAL ASSETS	$284,494	$229,635

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$621,246	$537,034
Accrued liabilities and other payables	60,282	51,618
Accrued compensation payable to officers and directors	386,435	366,558
Contract liability	262,908	–
Amounts due to related parties	4,718,605	4,035,596
Operating lease liabilities	2,396	5,042

Total current liabilities	6,051,872	4,995,848

Non-current liabilities
Operating lease liabilities	2,796	2,971

TOTAL LIABILITIES	6,054,668	4,998,819

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value:
Series A, 1,000,000 authorized, issued and outstanding	100	100
Series B, 10,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 152,899,640 shares issued and outstanding as of June 30, 2022 and December 31, 2021	15,290	15,290
Additional paid-in capital	3,062,662	3,062,662
Accumulated other comprehensive income (loss)	253,995	(12,530)
Accumulated deficit	(9,102,221)	(7,834,706)

Total stockholders’ deficit	(5,770,174)	(4,769,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284,494	$229,635

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021

Revenue	$42,552	$14,964	$64,861	$28,466

Cost of revenue (includes related party expenses, $142,072 and $293,922 for the three and six months ended June 30, 2022, and includes related party expenses, $67,347 and $140,047 for the three and six months ended June 30, 2021)	(215,749)	(115,196)	(369,945)	(204,550)

Gross loss	(173,197)	(100,232)	(305,084)	(176,084)

Operating expenses:
Research and development (includes related party expenses, $9,068 and $18,065 for the three and six months ended June 30, 2022, and includes related party expenses, $9,079 and $18,106 for the three and six months ended June 30, 2021)	(9,068)	(9,085)	(18,065)	(18,132)
General and administrative expenses (includes related party expenses, $40,203 and $81,948 for the three and six months ended June 30, 2022, and includes related party expenses, $0 and $0 for the three and six months ended June 30, 2021)	(437,185)	(289,400)	(954,793)	(510,593)
Total operating expenses	(446,253)	(298,485)	(972,858)	(528,725)

Loss from operations	(619,450)	(398,717)	(1,277,942)	(704,809)

Other income (expense):
Interest expense	–	(1)	–	–
Interest income	–	–	77	76
Gain on disposal of subsidiaries	10,239	–	10,239	–
Other income	111	443	111	456
Total other income	10,350	442	10,427	532

LOSS BEFORE INCOME TAXES	(609,100)	(398,275)	(1,267,515)	(704,277)

Income tax expense	–	–	–	–

NET LOSS	(609,100)	(398,275)	(1,267,515)	(704,277)

Other comprehensive loss:
Foreign currency translation (loss) income	233,276	(4,675)	266,525	30,375

COMPREHENSIVE LOSS	$(375,824)	$(402,950)	$(1,000,990)	$(673,902)

Loss per share
- Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number common shares outstanding
- Basic and diluted	152,899,640	140,397,289	152,899,640	140,397,289

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	No. of		No. of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Amount	shares	Amount	capital	loss	losses	deficit

Balance as of January 1, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(76,195)	$(2,478,119)	$(2,530,274)

Foreign currency translation adjustment	–	–	–	–	–	35,050	–	35,050
Net loss for the period	–	–	–	–	–	–	(306,002)	(306,002)
Balance as of March 31, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(41,145)	$(2,784,121)	$(2,801,226)

Foreign currency translation adjustment	–	–	–	–	–	(4,675)	–	(4,675)
Net loss for the period	–	–	–	–	–	–	(398,275)	(398,275)
Balance as of June 30, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(45,820)	$(3,182,396)	$(3,204,176)

Balance as of January 1, 2022	1,000,000	100	152,899,640	15,290	3,062,662	$(12,530)	$(7,834,706)	$(4,769,184)

Foreign currency translation adjustment	–	–	–	–	–	33,249	–	33,249
Net loss for the period	–	–	–	–	–	–	(658,415)	(658,415)
Balance as of March 31, 2022	1,000,000	$100	152,899,640	$15,290	$3,062,662	$20,719	$(8,493,121)	$(5,394,350)

Foreign currency translation adjustment	–	–	–	–	–	233,276	–	233,276
Net loss for the period	–	–	–	–	–	–	(609,100)	(609,100)
Balance as of June 30, 2022	1,000,000	$100	152,899,640	$15,290	$3,062,662	$253,995	$(9,102,221)	$(5,770,174)

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,267,515)	$(704,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	17,941	5,087
Amortization on intangible assets	63,377	89,922
Right of use amortization	2,483	2,545
Gain on disposal of subsidiaries	(10,239)	–

Change in operating assets and liabilities:
Accounts receivable	(16,984)	5,130
Deposit and other receivables	(2,892)	(6,326)
Accounts payable	110,809	118
Accrued liabilities and other payables	12,493	(10,262)
Accrued compensation payable to officers and directors	40,763	42,497
Contract liability	271,273	–
Operating lease liabilities	(2,467)	(2,593)
Net cash used in operating activities	(780,958)	(578,159)

Cash flows from investing activities:
Purchase of plant and equipment	(9,666)	(149,395)
Disposal of cash from subsidiaries	(11,012)	–
Capitalization of development costs	(143,431)	–
Net cash used in investing activities	(164,109)	(149,395)

Cash flows from financing activities:
Repayment to a director	(613)	–
Advances from related parties	928,734	699,587
Net cash provided by financing activities	928,121	699,587

Effect on exchange rate change on cash	(3,933)	9,601

Net decrease in cash	(20,879)	(18,366)

CASH, BEGINNING OF PERIOD	23,192	38,985

CASH, END OF PERIOD	$2,313	$20,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

On April 4, 2022, the Company sold all its 10,000 shares in Leet Technology Limited, with its wholly owned subsidiary Leet Entertainment Group Limited, to Mr. Song, the majority shareholder of the Company, for $10,000 as part of its plans to restructure and simplify the corporate structure. With the completion of this corporate restructure, the Company shall henceforth only have one wholly owned Malaysian subsidiary, Leet Entertainment Sdn Bhd. Prior to the corporate restructure, Leet Entertainment Group Limited, a wholly owned subsidiary of Leet Technology Limited, transferred all its assets, liabilities, and business operations to Leet Entertainment Sdn Bhd with the approval by the board of directors. There were no changes to the main business activities of the Company as a result of these transactions.

On December 13, 2021, LEET Inc. was incorporated under the laws of British Virgins Islands (BVI). On July 22, 2022, the Board of Directors of the Company approved and authorized the Company to purchase all of Mr. Song's shares in LEET Inc. for a cash consideration of $1. As of July 26, 2022, LEET Inc. became a wholly owned subsidiary of the Company.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Leet Technology Limited *	Labuan, Malaysia	Investment holding	10,000 ordinary shares at par value of US$1	100%

Leet Entertainment Group Limited*	Hong Kong	Provision of information technology and mobile application development and digital content publishing service	1 ordinary share at par value of HK$1	100%

Leet Entertainment Sdn. Bhd.	Malaysia	Provision of information technology and mobile application development and digital content publishing service	1,000 ordinary shares at par value of MYR1	100%

LEET Inc.	BVI	Investment holding	1 ordinary share at par value of US$1	100%

*	were disposed on April 4, 2022.

The Company and its subsidiary are hereinafter referred to as (the “Company”).

2.	LIQUIDITY GOING CONCERN UNCERTAINTIES

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

As of June 30, 2022, the Company had $2,313 in cash, working capital deficit of $5,987,796 and accumulated deficit of $9,102,221. The Company incurred a continuous net loss of $1,267,515 during the six months ended June 30, 2022. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022 and December 31, 2021, there were no allowance for doubtful accounts.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the six months ended June 30, 2022 and 2021.

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

The Company’s typical arrangement involves customizing the Matchroom.net platform solution, which requires technical programming support to build out the platform to its customers specifications. As a result, in analyzing the performance obligations being provided to the customer the Company considers the software license and customization services as a single performance obligation as required by ASC 606. In carrying out the services under these arrangements, the Company is often provided with upfront payment which is deferred and recognized into revenue over the duration of the contract. Additionally, the Company recognizes ticket revenue, upon the redemption of tickets, when the performance obligation has been satisfied.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

White label solutions	$35,362	$5,152	$52,735	$10,320
Esport tournament management and team services	5,082	8,127	8,396	9,630
Matchroom Mini-app solutions	2,108	1,685	3,730	8,516
	$42,552	$14,964	$64,861	$28,466

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

For the six months ended June 30, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2022 and December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies (Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”)). HKD-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1274 and 0.12866, at June 30, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1278 and 0.12885 for the six months ended June 30, 2022 and 2021, respectively). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.22705 and 0.24145, at June 30, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.23427 and 0.24423 for the six months ended June 30, 2022 and 2021, respectively).

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

	As of
	June 30, 2022	June 30, 2021
	(Shares)	(Shares)

Warrants	190,000	3,993,492

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

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	June 30, 2022	December 31, 2021

Computer equipment	$171,686	$170,056
Furniture and fixtures	8,908	5,607
Leasehold improvements	22,744	18,009
Foreign currency translation difference	(11,026)	(1,026)
	192,312	192,646
Less: accumulated depreciation and amortization	(57,696)	(39,756)
Less: foreign currency translation difference	3,003	301
	$137,619	$153,191

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 were $9,260 and $3,843, respectively.

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 were $17,941 and $5,087, respectively.

During the six months ended June 30, 2022 and year ended December 31, 2021 the Company purchased computers and equipment of approximately $0 and $145,883, respectively from a related party, Bru Haas Consultants.

5.	CAPITALIZED DEVELOPMENT COSTS

During the six months ended June 30, 2022 and 2021, the Company capitalized development costs of $143,431and $0, respectively for the customization and enhancements of the gaming platform provided to customers under contract. The estimated useful life specific to each contracts total capitalized cost is based on the original length of the customer contract from 6 months to 24 months. During the six months ended June 30, 2022 and 2021, the Company amortized development costs of $63,377 and $0, respectively.

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

The consolidated balance sheet allocation of assets and liabilities related to operating lease is as follows:

	Consolidated Balance	As of
	Sheets Caption	June 30, 2022	December 31, 2021

Assets	Operating lease right-of-use assets	$5,214	$8,052

Liabilities:
Current	Operating lease liability – current	$2,396	$5,042
Non-current	Operating lease liability – non-current	2,796	2,971

Total lease liabilities		$5,192	$8,013

 For the six months ended June 30, 2022 and 2021, the Company recorded lease expenses of $2,530 and $2,638 respectively.

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

Year Ending June 30,
2023	$4,904
2024	409
2025	–
2026	–
2027	–
Total minimum lease payments	5,313
Less: interest	(121)

Total present value of lease liabilities	$5,192

7.	STOCKHOLDERS’ DEFICIT

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

As of June 30, 2022 and December 31, 2021, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

As of June 30, 2022 and December 31, 2021, there was no Series B preferred shares issued or outstanding.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

On September 3, 2021, the Company issued an aggregate of 7,000,000 shares of Common Stock pursuant to the terms of the 2021 Employee Stock Incentive Plan to its consultants. Management recognized that the issuance was incorrect as it exceeded its mandate with the prior Form S-8 registration statement with respect to the allowance of shares registered.

To rectify the above, the Board of Directors approved the 2022 Stock Incentive Plan for Employees and Consultants and filed Form S-8 on June 30, 2022, to register 7,000,000 shares of Common Stock. On June 30, 2022, the Company issued 7,000,000 shares of its Common Stock to employees and consultants for services rendered and proceeded to cancel the 7,000,000 shares of Common Stock that was incorrectly issued.

As of June 30, 2022 and December 31, 2021, the Company had 152,899,640 shares of its common stock issued and outstanding.

8.	WARRANTS

The Company issued common stock warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follow:

	Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)
Outstanding as of December 31, 2020	4,080,160	$0.71	0.79
Forfeited, cancelled, expired	(3,169,750)	0.08	(0.46)
Outstanding as of December 31, 2021	910,410	0.79	0.33
Forfeited, cancelled, expired	(720,410)	(0.11)	(0.28)
Outstanding as of June 30, 2022	190,000	$0.68	0.05

There were 190,000 warrants exercisable at June 30, 2022 with a weighted average exercise price of $0.68. The intrinsic value of the warrants exercisable during the six months ended June 30, 2022 and 2021 was $0 and $0, respectively.

9.	INCOME TAX

The Company recorded $0 tax provision for the six months ended June 30, 2022 and 2021, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

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

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of June 30, 2022 and December 31, 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

10.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of
	June 30, 2022	December 31, 2021

Due to Porta Capital Limited (“Porta Capital”)	$2,032,955	$2,063,876
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	2,313,278	1,675,573
Due to Bru Haas Sdn Bhd (“Bru Haas”)	182,890	168,649
Due to Clicque Technology Snd Bhd (“Clicque”)	165,498	90,272
Due to Tila Network Limited (“Tila Network”)	18,518	19,478
Due to Porta Network Inc. (“Porta Network”)	5,466	5,734
Due (from) to Mr. Song Dai (“Mr. Song”)	–	12,014
	$4,718,605	$4,035,596

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

The advances to Mr. Song is mainly for working capital purpose. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

		Six months ended June 30,
		2022	2021
Nature of transactions with related parties
Online sales income from Bru Haas		$–	$1,178

Research and development consulting fee to related parties:
- Porta Capital	(a)	$18,066	$18,106

Consultancy fee to related parties
- Clicque	(b)	$81,948	$–

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$65,800	$51,752
- Bru Haas (B)	(d)	120,615	–
Total		$186,415	$51,752

Network Bandwidth expense to Bru Haas (B)	(e)	$107,503	$88,295

Both platform server rent expense and network bandwidth expense are recorded in the cost of revenue.

(a) The Company entered a consultancy service agreement with Porta Capital for a fixed period of 56 months commenced from May 1, 2017. The consultancy service fee is $3,000 per month and the agreement was renewed for another fixed period of 21 months from April 1 2022 with $3,000 per month.

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

During the six months ended June 30, 2022 and 2021, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,800 per month.

11.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the six months ended June 30, 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A:	$45,083	70%	Total:	$31,311

For the six months ended June 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at June 30, 2021, are presented as follows:

	Six months ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$10,320	36%		$6,932
Customer B	3,082	11%		3,041
Customer C	2,994	11%		4,591

Total:	$16,396	58%	Total:	$14,564

For the three months ended June 30, 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$29,795	70%		$31,311
Customer E	4,360	10%		–

Total	$34,155	80%	Total:	$31,311

For the three months ended June 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at June 30, 2021, are presented as follows:

	Three months ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,152	34%		$6,932
Customer B	3,082	21%		3,041
Customer C	2,198	15%		–
Customer D	1,491	10%		4,591

Total:	$11,923	80%	Total:	$14,564

(b)	Economic and political risk

The Company’s major operations are conducted in Malaysia. Accordingly, the political, economic, and legal environments in Malaysia, as well as the general state of Malaysia’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of MYR converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(d)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Malaysia. Cash   are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000   if the bank with which an individual/a company hold its eligible deposit fails. At June 30, 2022 and December 31, 2021, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

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

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the six months ended June 30, 2022 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally.

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

In the second quarter of 2022, the COVID-19 pandemic continues to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could materially affect our financial results in an adverse way.

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

As of June 30, 2022, the Company had $2,313 in cash, working capital deficit of $5,987,796 and accumulated deficit of $9,102,221. The Company incurred a continuous loss of $1,267,515 during the six months ended June 30, 2022. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Three months ended June 30, 2022, compared to the three months ended June 30, 2021

For the three months ended June 30, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of June 30, 2022 and 2021:

	Three months ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$29,795	70%		$31,311
Customer E	4,360	10%		–

Total:	$34,155	80%	Total:	$31,311

	Three months ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$5,152	34%		$6,932
Customer B	3,082	21%		3,041
Customer C	2,198	15%		–
Customer D	1,491	10%		4,591

Total:	$11,923	80%	Total:	$14,564

All of our major customers are located in Malaysia, India and Philippines

Revenue increased by 184.4% to $42,552 for the three months ended June 30, 2022, from $14,964 for the three months ended June 30, 2021. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue increased by 87.3% to $215,749 for the three months ended June 30, 2022, from $115,196 for the three months ended June 30, 2021. The increase in cost of revenue is due to the increase in the rental of platform server cost, network bandwidth cost, amortization of capitalized development costs and direct labor costs incurred during the period.

General and administrative expenses increased by 51.1% to $437,185 for the three months ended June 30, 2022, from $289,400 for the three months ended June 30, 2021. The increase in general and administrative expenses is mainly attributable from the increase in exhibition expenses, company and secretarial expenses, depreciation on right-of-use assets and telecommunication expenses.

Net loss increased 52.9% to $609,100 for the three months ended June 30, 2022, from net loss of $398,275 for the three months ended June 30, 2021. The increase in net loss is mainly attributed from the increase in general and administrative expenses and cost of revenue.

 Six months ended June 30, 2022, compared to the six months ended June 30, 2021

 For the six months ended June 30, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of June 30, 2022 and 2021:

	Six months ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

	$45,083	70%	Total:	$31,311

	Six months ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$10,320	36%		$6,932
Customer B	3,082	11%		3,041
Customer C	2,994	11%		4,591

Total:	$16,396	58%	Total:	$14,564

All of our major customers are located in Malaysia, India and Philippines

Revenue increased by 127.9% to $64,861 for the six months ended June 30, 2022, from $28,466 for the six months ended June 30, 2021. The increase in revenue is mainly attributed by our new white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue increased by 80.9% to $369,945 for the six months ended June 30, 2022, from $204,550 for the six months ended June 30, 2021. The increase in cost of revenue is due to the increase in the rental of platform server cost, network bandwidth cost, amortization of capitalized development costs and direct labor costs incurred during the period.

General and administrative expenses increased by 87.0% to $954,793 for the six months ended June 30, 2022, from $510,593 for the six months ended June 30, 2021. The increase in general and administrative expenses is mainly attributable from the increase in exhibition expenses, company and secretarial expenses, depreciation on right-of-use assets, telecommunication expenses and investor relations fee.

Net loss increased 80.0% to $1,267,515 for the six months ended June 30, 2022, from net loss of $704,277 for the six months ended June 30, 2021. The increase in net loss is mainly attributed from the increase in general and administrative expenses and cost of revenue.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $2,313, accounts receivable of $35,230, deposit and other receivables of $26,533. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Six Months Ended June 30
	2022	2021
Net cash used in operating activities	$(780,958)	$(578,159)
Net cash used in investing activities	$(164,109)	$(149,395)
Net cash generated from financing activities	$928,121	$699,587

Net Cash Used In Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $780,958, which consisted primarily of a net loss of $1,267,515, a gain on disposal of subsidiaries of $10,239, an increase in deposit and other receivables of $2,892, an increase in accounts receivable of $16,984, a decrease in operating lease liabilities of $2,467, and offset by depreciation on plant and equipment of $17,941, right of use amortization of $2,483, an increase in accrued liabilities and other payables of $12,493, an increase in accrued compensation payable to officers and directors of $40,763, increase in accounts payable of 110,809 and an increase in deferred revenue of $271,273.

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

Net Cash Used In Investing Activities.

For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $164,109 and $149,395, respectively which consisted primarily of capitalization of software platform costs and purchase of plant and equipment.

Net Cash Generated From Financing Activities.

For the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $928,121 and $699,587, respectively which consisted primarily of advances from related parties.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2021, as well as Note 3 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2022.

During the six months ended June 30, 2022, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 and there have been no changes for the six months ended June 30, 2022.

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

During the six months ended June 30, 2022, we did not issue any unregistered securities:

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

Leet Technology Inc.

Dated: August 11, 2022	/s/ Ding Jung LONG
Chief Executive Officer

Dated: August 11, 2022	/s/ Kamal Hamidon
Chief Financial Officer and Principal Accounting Officer

