Form 10-Q
period 2022-09-30
Leet Technology Inc.
filed 2022-11-21
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 18, 2022, there were 152,899,640 shares of common stock, $0.0001 par value, issued and outstanding, and 6,898,256 issues of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current asset:
Cash	$11,572	$23,192
Accounts receivable	91,206	19,833
Deposit and other receivables	29,606	25,367
Total current assets	132,384	68,392

Non-current asset:
Plant and equipment, net	119,925	153,191
Capitalized development costs, net	88,091	–
Right of use assets	3,812	8,052
Total non-current assets	211,828	161,243

TOTAL ASSETS	$344,212	$229,635

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$600,227	$537,034
Accrued liabilities and other payables	57,288	51,618
Accrued compensation payable to officers and directors	386,024	366,558
Contract liability	289,292	–
Amounts due to related parties	321,941	4,035,596
Operating lease liabilities	2,657	5,042

Total current liabilities	1,657,429	4,995,848

Non-current liabilities
Operating lease liabilities	–	2,971

TOTAL LIABILITIES	1,657,429	4,998,819

Commitments and contingencies

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 issued and outstanding	5,190,465	–

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A, 1,000,000 authorized, issued and outstanding	100	100

Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 152,899,640 shares issued and outstanding as of September 30, 2022 and December 31, 2021	15,290	15,290
Additional paid-in capital	3,062,662	3,062,662
Accumulated other comprehensive income (loss)	519,193	(12,530)
Accumulated deficit	(10,100,927)	(7,834,706)

Total stockholders’ deficit	(6,503,682)	(4,769,184)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$344,212	$229,635

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021

Revenue	$51,127	$14,980	$115,988	$43,446
Cost of revenue (includes related party expenses, $170,796 and $464,718 for the three and nine months ended September 30, 2022, and includes related party expenses, $152,922 and $292,969 for the three and nine months ended September 30, 2021)	(216,837)	(188,728)	(586,782)	(393,278)

Gross loss	(165,710)	(173,748)	(470,794)	(349,832)

Operating expenses:
Research and development (includes related party expenses, $9,068 and $27,133 for the three and nine months ended September 30, 2022, and includes related party expenses, $9,064 and $27,170 for the three and nine months ended September 30, 2021)	(9,077)	(9,087)	(27,142)	(27,219)
General and administrative expenses (includes related party expenses, $32,139 and $114,087 for the three and nine months ended September 30, 2022, and includes related party expenses, $29,071 and $38,761 for the three and nine months ended September 30, 2021)	(352,059)	(3,112,710)	(1,306,852)	(3,623,303)
Total operating expenses	(361,136)	(3,121,797)	(1,333,994)	(3,650,522)

Loss from operations	(526,846)	(3,295,545)	(1,804,788)	(4,000,354)

Other income (expense):
Interest income	–	–	77	76
Gain on disposal of subsidiaries	–	–	10,239	–
Loss on settlement with related parties	(471,860)	–	(471,860)	–
Other income	–	564	111	1,020
Total other income	(471,860)	564	(461,433)	1,096

LOSS BEFORE INCOME TAXES	(998,706)	(3,294,981)	(2,266,221)	(3,999,258)

Income tax expense	–	–	–	–

NET LOSS	(998,706)	(3,294,981)	(2,266,221)	(3,999,258)

Other comprehensive income:
Foreign currency translation income	265,198	12,387	531,723	42,762

COMPREHENSIVE LOSS	$(733,508)	$(3,282,594)	$(1,734,498)	$(3,956,496)

Loss per share
- Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number common shares outstanding
- Basic and Diluted	152,899,640	144,881,810	152,899,640	141,908,556

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

						Accumulated
	Preferred stock A		Common stock		Additional	other		Total
	No. of		No. of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Amount	shares	Amount	capital	loss	losses	deficit

Balance as of January 1, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(76,195)	$(2,478,119)	$(2,530,274)

Foreign currency translation adjustment	–	–	–	–	–	35,050	–	35,050
Net loss for the period	–	–	–	–	–	–	(306,002)	(306,002)
Balance as of March 31, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(41,145)	$(2,784,121)	$(2,801,226)

Foreign currency translation adjustment	–	–	–	–	–	(4,675)	–	(4,675)
Net loss for the period	–	–	–	–	–	–	(398,275)	(398,275)
Balance as of June 30, 2021	1,000,000	$100	140,397,289	$14,040	$9,900	$(45,820)	$(3,182,396)	$(3,204,176)

Shares issued for services	–	–	1,403,973	140	392,972	–	–	393,112
Shares issued for employees compensation	–	–	10,095,000	1,010	2,359,890	–	–	2,360,900
Foreign currency translation adjustment	–	–	–	–	–	12,387	–	12,387
Net loss for the period	–	–	–	–	–	–	(3,294,981)	(3,294,981)
Balance as of September 30, 2021	1,000,000	$100	151,896,262	$15,190	$2,762,762	$(33,433)	$(6,477,377)	$(3,732,758)

Balance as of January 1, 2022	1,000,000	$100	152,899,640	$15,290	$3,062,662	$(12,530)	$(7,834,706)	$(4,769,184)

Foreign currency translation adjustment	–	–	–	–	–	33,249	–	33,249
Net loss for the period	–	–	–	–	–	–	(658,415)	(658,415)
Balance as of March 31, 2022	1,000,000	$100	152,899,640	$15,290	$3,062,662	$20,719	$(8,493,121)	$(5,394,350)

Foreign currency translation adjustment	–	–	–	–	–	233,276	–	233,276
Net loss for the period	–	–	–	–	–	–	(609,100)	(609,100)
Balance as of June 30, 2022	1,000,000	$100	152,899,640	$15,290	$3,062,662	$253,995	$(9,102,221)	$(5,770,174)

Foreign currency translation adjustment	–	–	–	–	–	265,198	–	265,198
Net loss for the period	–	–	–	–	–	–	(998,706)	(998,706)
Balance as of September 30, 2022	1,000,000	$100	152,899,640	$15,290	$3,062,662	$519,193	$(10,100,927)	$(6,503,682)

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,266,221)	$(3,999,258)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	29,370	13,850
Amortization on intangible assets	131,961	134,787
Right of use amortization	3,664	3,801
Stock based compensation	–	2,754,012
Gain on disposal of subsidiaries	(10,239)	–
Loss on settlement with related parties	471,860	–
Change in operating assets and liabilities:
Accounts receivable	(78,367)	7,603
Deposit and other receivables	(7,531)	(8,364)
Accounts payable	115,556	(30)
Accrued liabilities and other payables	11,169	38,080
Accrued compensation payable to officers and directors	60,155	63,228
Contract liability	309,005	–
Operating lease liabilities	(4,859)	(3,872)
Net cash used in operating activities	(1,234,477)	(996,163)

Cash flows from investing activities:
Purchase of plant and equipment	(9,509)	(153,760)
Disposal of cash from subsidiaries	(11,012)	–
Capitalization of development costs	(226,055)	–
Net cash used in investing activities	(246,576)	(153,760)

Cash flows from financing activities:
Repayment to a director	(613)	–
Repayment to a related party	–	(316)
Advances from related parties	1,326,148	1,121,499
Net cash provided by financing activities	1,325,535	1,121,183

Effect on exchange rate change on cash	143,898	8,713

Net decrease in cash	(11,620)	(20,027)

CASH, BEGINNING OF PERIOD	23,192	38,985

CASH, END OF PERIOD	$11,572	$18,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Series B Convertible Preferred Stock in exchange of balances due to related parties	$5,190,465	$–
Right-of-use assets and lease liabilities	$–	$10,271
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had $11,572 in cash, working capital deficit of $1,525,045 and accumulated deficit of $10,100,927. The Company incurred a continuous net loss of $2,266,221 during the nine months ended September 30, 2022. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern over the next twelve months is dependent upon the continued financial support from its stockholders and related parties. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations for one year from the date of the filing of the unaudited condensed consolidated financial statements.

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

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2022 and December 31, 2021, there were no allowance for doubtful accounts.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the nine months ended September 30, 2022 and 2021.

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

The Company’s typical arrangement involves customizing the Matchroom.net platform solution, which requires technical programming support to build out the platform to its customers specifications. As a result, in analyzing the performance obligations being provided to the customer the Company considers the software license and customization services as a single performance obligation as required by ASC 606. In carrying out the services under these arrangements, the Company is often provided with upfront payment which is deferred and recognized into revenue over the duration of the contract. Additionally, the Company recognizes ticket when the performance obligation has been satisfied.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

White label solutions	$42,924	$5,149	$95,659	$15,469
Esport tournament management and team services	379	6,861	8,775	16,491
Matchroom Mini-app solutions	7,824	2,970	11,554	11,486
	$51,127	$14,980	$115,988	$43,446

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

For the nine months ended September 30, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2022 and December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies (Hong Kong Dollars (“HKD”) and Malaysian Ringgit (“MYR”)). HKD-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.1274 and 0.12866, at September 30, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.1278 and 0.12885 for the nine months ended September 30, 2022 and 2021, respectively). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.21578 and 0.24145, at September 30, 2022 and December 31, 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.23048 and 0.24226 for the nine months ended September 30, 2022 and 2021, respectively).

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

	As of
	September 30, 2022	September 30, 2021
	(Shares)	(Shares)

Warrants	–	1,650,288

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

Series B Convertible Preferred Stock

The Company accounts for the Series B Convertible Preferred Stock in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Preferred stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally preferred stock (including preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.

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

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	September 30, 2022	December 31, 2021

Computer equipment	$171,659	$170,056
Furniture and fixtures	8,855	5,607
Leasehold improvements	22,667	18,009
Foreign currency translation difference	(20,416)	(1,026)
	182,765	192,646
Less: accumulated depreciation and amortization	(69,125)	(39,756)
Less: foreign currency translation difference	6,285	301
	$119,925	$153,191

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 were $11,429 and $8,763, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 were $29,370 and $13,850, respectively.

During the nine months ended September 30, 2022 and year ended December 31, 2021 the Company purchased computers and equipment of approximately $0 and $145,883, respectively from a related party, Bru Haas Consultants.

5.	CAPITALIZED DEVELOPMENT COSTS

During the nine months ended September 30, 2022 and 2021, the Company capitalized development costs of $215,959 and $0, respectively for the customization and enhancements of the gaming platform provided to customers under contract. The estimated useful life specific to each contracts total capitalized cost is based on the original length of the customer contract from 6 months to 24 months. During the nine months ended September 30, 2022 and 2021, the Company amortized development costs of $131,961 and $0, respectively.

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

The consolidated balance sheet allocation of assets and liabilities related to operating lease is as follows:

	Consolidated Balance	As of
	Sheets Caption	September 30, 2022	December 31, 2021

Assets	Operating lease right-of-use assets	$3,812	$8,052

Liabilities:
Current	Operating lease liability – current	$2,657	$5,042
Non-current	Operating lease liability – non-current	–	2,971

Total lease liabilities		$2,657	$8,013

For the nine months ended September 30, 2022 and 2021, the Company recorded lease expenses of $4,978 and $3,925 respectively.

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

Year Ending September 30,
2023	$2,718
Total minimum lease payments	2,718
Less: interest	(61)

Total present value of lease liabilities	$2,657

7.	STOCKHOLDERS’ DEFICIT

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

As of September 30, 2022 and December 31, 2021, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

Series B Convertible Preferred Stock

The Company has authorized 10,000,000 shares of Series B Convertible Preferred Stock. The Series B shares have the following preferences: (i) dividend rights in pari passu with the Company’s common stock on an as converted basis, (ii) liquidation preference over the Company’s common stock, (iii) conversion rights of 10 shares of common stock for each share of Series B Convertible Preferred Stock converted, (iv) no redemption rights, (v) no call rights, (vi) each share of Series B Convertible Preferred Stock will have 1,000 votes on all matters validly brought to the Company’s common stockholders.

As of September 30, 2022 and December 31, 2021, the total number of Series B preferred shares issued and outstanding was 5,898,256 shares and nil shares respectively.

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

As of September 30, 2022 and December 31, 2021, the Company had 152,899,640 shares of its common stock issued and outstanding.

8.	MEZZANINE EQUITY

On September 30, 2022, the Company issued to Porta Capital Limited, Bru Haas (B) Sdn Bhd, Bru Haas Sdn Bhd, Clicque Technology Sdn Bhd, Tilla Network Limited and Porta Network Inc., the Company’s related parties (collectively as the “Related Parties”), an aggregate of 5,898,256 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), of the Company pursuant to certain Debt Conversion Agreements, each dated September 30, 2022 (the “Debt Conversion Agreement”), between the Related Parties and the Company. Pursuant to the Board Resolution dated September 28, 2022, approving the adoption of certain rights and preferences of Series B Preferred Shares, the Agreements included the following rights: (i) dividend rights where each share of Series B Preferred Stock accrues an annual dividend of 8% and (ii) redemption rights only at the option of the Company at a rate of 110% during the period ending 360 days after the Issue Date. The price per Series B Preferred Stock is 0.80 USD. The Series B Preferred Shares were issued on September 30, 2022 in exchange for all or a portion of the balances due to each Related Party as of June 30, 2022. Because all of the shareholders of the Series B Preferred Shares are related parties of the company and majority owned by the the same majority owner of the Company, it's determined that the preferred shareholders can control the Company's ability to exercise its redemption right at any time and therefore, mezzanine equity classification is appropriate in accordance with ASC - 480, Distinguishing Liabilities from Equity.

9.	WARRANTS

The Company issued common stock warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follow:

	Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)
Outstanding as of December 31, 2020	4,080,160	$0.71	0.79
Forfeited, cancelled, expired	(3,169,750)	0.08	(0.46)
Outstanding as of December 31, 2021	910,410	0.79	0.33
Forfeited, cancelled, expired	(910,410)	(0.79)	(0.33)
Outstanding as of September 30, 2022	–	$–	–

There were no warrants exercisable at September 30, 2022. The intrinsic value of the warrants exercisable during the nine months ended September 30, 2022 and 2021 was $0 and $0, respectively.

10.	INCOME TAX

The Company recorded $0 tax provision for the nine months ended September 30, 2022 and 2021, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

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

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of September 30, 2022 and December 31, 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

11.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of
	September 30, 2022	December 31, 2021

Due to Porta Capital Limited (“Porta Capital”)	$28,913	$2,063,876
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	245,394	1,675,573
Due to Bru Haas Sdn Bhd (“Bru Haas”)	9,168	168,649
Due to Clicque Technology Snd Bhd (“Clicque”)	37,744	90,272
Due to Tila Network Limited (“Tila Network”)	–	19,478
Due to Porta Network Inc. (“Porta Network”)	722	5,734
Due to Mr. Song Dai (“Mr. Song”)	–	12,014
	$321,941	$4,035,596

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

On September 30, 2022, the Company issued to Porta Capital Limited, Bru Haas (B) Sdn Bhd, Bru Haas Sdn Bhd, Clicque Technology Sdn Bhd, Tilla Network Limited and Porta Network Inc., the Company’s related parties (collectively as the “Related Parties”), an aggregate of 5,898,256 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), of the Company pursuant to certain Debt Conversion Agreements, each dated September 30, 2022 (the “Debt Conversion Agreement”), between the Related Parties and the Company. The effect of the Debt Conversion Agreement is that all or a portion of the Related party balances has been converted to Series B Convertible Preferred Shares.

		Nine months ended September 30,
		2022	2021
Nature of transactions with related parties
Online sales income from Bru Haas		$–	$1,178

Research and development consulting fee to related parties:
- Porta Capital	(a)	$27,133	$27,170

Consultancy fee to related parties
- Clicque	(b)	$114,096	$38,761

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$84,999	$87,849
- Bru Haas (B)	(d)	218,605	60,000
Total		$303,604	$147,849

Network Bandwidth expense to Bru Haas (B)	(e)	$161,105	$145,120

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

(c) The Company entered a platform server rental agreement with Porta Capital for a fixed period of 60 months commenced from November 1 2017. The rent is $6,500 per month and the agreement was renewed for another fixed period of 60 months from March 1, 2021 with$9,500 per month.

(d) The Company entered a platform server rental agreement with Bru Haas (B) for a fixed period of 60 months commenced from July 1, 2021. The rent is $20,000 per month.

The Company entered a security operations center service agreement with Bru Haas (B) for a fixed period of 12 months commenced from February 17, 2022. The rent is $4,705 per month.

(e) The Company entered a network bandwidth rental agreement with Bru Haas (B) for a fixed period of 12 months commenced from January 1, 2022. The rent is $18,000 per month.

During the nine months ended September 30, 2022 and 2021, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,800 per month.

12.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the nine months ended September 30, 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

		Nine months ended September 30, 2022			September 30, 2022
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$73,563	63%		$86,398
Customer B		16,983	15%		3,867

	Total:	$90,546	78%	Total:	$90,265

For the nine months ended September 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at September 30, 2021, are presented as follows:

		Nine months ended September 30, 2021			September 30, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$15,469	36%		$3,538
Customer B		8,508	19%		8,547

	Total:	$23,977	55%	Total:	$12,085

For the three months ended September 30, 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

		Three months ended September 30, 2022			September 30, 2022
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$28,480	56%		$86,398
Customer B		12,623	25%		3,867

	Total:	$41,103	81%	Total:	$90,265

For the three months ended September 30, 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at September 30, 2021, are presented as follows:

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Malaysia. Cash are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000   if the bank with which an individual/a company hold its eligible deposit fails. At September 30, 2022 and December 31, 2021, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

13.	COMMITMENTS AND CONTINGENCIES

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

The Company entered several commitment agreements with related parties, see Note 10.

14.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 21, 2022, the date that the unaudited condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 12, 2022, the Company’s wholly owned subsidiary LEET Inc. filed Form S-4 with the Securities and Exchange Commission and received Notice of Effectiveness on October 21, 2022. The merger of the Company into LEET Inc, currently a wholly-owned subsidiary of the Company incorporated under the laws of the BVI (“Leet BVI”), with Leet BVI being the surviving entity will affect the corporate reorganization of the Company.

On November 3, 2022, the Company and Lincoln Park mutually agreed, in writing, to terminate the Purchase Agreement dated October 6, 2021, and Registration Rights Agreement, dated October 6, 2021 (the “Agreements”), effective as of 4:30 p.m., Eastern time, on such date, including all representations, warranties, covenants and agreements of the parties therein, other than the indemnification and related obligations of the Company in the Purchase Agreement, which will survive termination. The effect of the termination is that neither the Company (or its affiliates, directors, officers, employees, agents or other representatives), on the one hand, nor Lincoln Park (or its affiliates, or its directors, officers, employees, agents or other representatives), on the other hand, shall have any liability or obligation to each other or any rights or remedies against the other under either of the Agreements, except as provided in the Termination Agreement.

On November 4, 2022 (the “Issue Date”), Leet Technology Inc. (the “Company”) entered into a Securities Purchase Agreement dated as of November 4, 2022 (the “SPA”), by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”). Pursuant to the SPA, among other things, the Company agreed to issue to the Investor a convertible note in the principal amount of $113,300.00 (the “Note” and together with the SPA, the “Agreements”). The Note contains an original issue discount amount of $10,300.00, legal fees payable to Investor’s legal counsel of $2,000.00 and to Investor a due diligence fee of $1,000.00. The Note accrues interest at an annual interest rate of 8% and matures on November 4, 2024 (the “Maturity Date”). The Investor may convert the Note into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), 180 days after the Issue Date. The Company has the right to prepay the outstanding principal amount of the Note, plus any accrued interest on the outstanding principal (including any default interest) at a rate of (x) 110% during the period ending 60 days after the Issue Date, (y) 115% during the period between 61 days and 180 days after the Issue Date and (z) 120% during the period between 180 days and 730 days after the Issue Date.

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

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 (this “Quarterly Report”), we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally.

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

As of September 30, 2022, the Company had $11,572 in cash, working capital deficit of $1,525,045 and accumulated deficit of $10,100,927. The Company incurred a continuous loss of $2,266,221 during the nine months ended September 30, 2022. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Three months ended September 30, 2022, compared to the three months ended September 30, 2021

For the three months ended September 30, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of September 30, 2022 and 2021:

		Three months ended September 30, 2022			September 30, 2022
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$28,480	56%		$86,398
Customer E		12,623	25%		3,867

	Total:	$41,103	81%	Total:	$90,265

		Three months ended September 30, 2021			September 30, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$5,149	34%		$3,538
Customer B		5,514	37%		8,547

	Total:	$10,663	71%	Total:	$12,085

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased by 241.3% to $51,127 for the three months ended September 30, 2022, from $14,980 for the three months ended September 30, 2021. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue increased by 14.9% to $216,837 for the three months ended September 30, 2022, from $188,728 for the three months ended September 30, 2021. The increase in cost of revenue is due to the increase in the rental of platform server cost, network bandwidth cost, amortization of capitalized development costs and direct labor costs incurred during the period.

General and administrative expenses decreased by 88.7% to $352,059 for the three months ended September 30, 2022, from $3,112,710 for the three months ended September 30, 2021. The increase in general and administrative expenses is mainly attributable from the increase in exhibition expenses, company and secretarial expenses, depreciation on right-of-use assets and telecommunication expenses.

Net loss decreased by 69.7% to $998,706 for the three months ended September 30, 2022, from net loss of $3,294,981 for the three months ended September 30, 2021. The decrease in net loss is mainly attributed by the decrease in general and administrative expenses.

Nine months ended September 30, 2022, compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022, and 2021, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of September 30, 2022, and 2021:

		Nine months ended September 30, 2022			September 30, 2022
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$73,563	63%		$86,398
Customer B		16,983	15%		3,867

	Total:	$90,546	78%	Total:	$90,265

		Nine months ended September 30, 2021			September 30, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$15,469	36%		$3,538
Customer B		8,508	19%		8,547

	Total:	$23,977	55%	Total:	$12,085

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased by 167.0% to $115,988 for the nine months ended September 30, 2022, from $43,446 for the nine months ended September 30, 2021. The increase in revenue is mainly attributed by our new white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue increased by 49.2% to $586,782 for the nine months ended September 30, 2022, from $393,278 for the nine months ended September 30, 2021. The increase in cost of revenue is due to the increase in the rental of platform server cost, network bandwidth cost, amortization of capitalized development costs and direct labor costs incurred during the period.

General and administrative expenses decreased by 63.9% to $1,306,852 for the nine months ended September 30, 2022, from $3,623,303 for the nine months ended September 30, 2021. The decrease in general and administrative expenses is mainly due to decrease in stock-based compensation.

Net loss decreased 43.3% to $2,266,221 for the nine months ended September 30, 2022, from net loss of $3,999,258 for the nine months ended September 30, 2021. The decrease in net loss is mainly due to the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $11,572, accounts receivable of $91,206, deposit and other receivables of $29,606. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Nine Months Ended September 30
	2022	2021
Net cash used in operating activities	$(1,234,477)	$(996,163)
Net cash used in investing activities	(246,576)	(153,760)
Net cash generated from financing activities	1,325,535	1,121,183

Net Cash Used In Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $1,234,477, which consisted primarily of a net loss of $2,266,221, a gain on disposal of subsidiaries of $10,239, a loss on settlement with related parties of $471,860, an increase in deposit and other receivables of $7,531, an increase in accounts receivable of $78,367, a decrease in operating lease liabilities of $4,859, and offset by depreciation on plant and equipment of $29,370, right of use amortization of $3,664, an increase in accrued liabilities and other payables of $11,169, an increase in accrued compensation payable to officers and directors of $60,155, increase in accounts payable of 115,556 and an increase in deferred revenue of $309,005.

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

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $246,576 and $153,760, respectively which consisted primarily of capitalization of software platform costs and purchase of plant and equipment.

Net Cash Generated From Financing Activities.

For the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $1,325,535 and $1,121,183, respectively which consisted primarily of advances from related parties.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2021, as well as Note 3 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to material weaknesses related to (i) lack of GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions, (iii) a lack of segregation of duties within accounting functions, and (iv) recognition error on accounting for revenue, and there have been no changes for the nine months ended September 30, 2022.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, we issued an aggregate of 5,898,256 shares of Series B Convertible Preferred Stock, par value $0.0001 per share to the Company’s Related Parties.

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

Leet Technology Inc.

Dated: November 21, 2022	/s/ Ding Jung LONG
Chief Executive Officer

Dated: November 21, 2022	/s/ Kamal Hamidon
Chief Financial Officer and Principal Accounting Officer

