Form 10-K
period 2022-12-31
Leet Technology Inc.
filed 2023-08-07
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 4, 2023, there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 5,898,256 issues of preferred stock issued and outstanding, par value $0.0001.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2,260,949.

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

In February of 2022, we launched our white label partnership with Smart Communications which is the largest telco operator in Philippines. In June 2022, We launched our white label partnership with the Axiata Group in Bangladesh, Cambodia, Indonesia & Malaysia.

In 2023 we will continue to focus on a B2B (Business to Business) model with mobile network operators within Southeast Asia, South Asia and other continents to extend our platform’s (Maverick) product offerings via a white label model, of which our telco subscribers will subscribe to a data package that offers a tournament pass or ticket granting users to compete in a series of tournaments on the platform.

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

Based on our current roadmap, we intend to cover Southeast Asia, and parts of South Asia, namely Malaysia, Philippines, Indonesia, Bangladesh, Sri Lanka and Cambodia within the next 5 months. The following 24 months in 2024 to 2025 will see us incorporating Vietnam, Nepal, Middle East, and African markets into our platform.

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

We expect our revenues to grow in 2023 onwards, especially through our mobile carrier partnerships as well as our subscription model which is expected to in line with our user growth and platform deliverables.

Employees

As of December 31, 2022, we have approximately 14 full time employees based in Malaysia, 3 full time employees based in Vietnam, 6 full time employees based in the Philippines, and 3 full time employees based in Indonesia. We have never experienced a work stoppage. As of December 31, 2021, we have approximately 26 full time employees based in Malaysia, 2 full time employees based in Vietnam, 3 full time employees based in the Philippines, and 4 full time employees based in Indonesia. We have never experienced a work stoppage.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 151,096,262 shares of common stock were outstanding as of August 4, 2023. There are no outstanding options or warrants to purchase shares of our common stock. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “LTES.” We were initially listed on June 30, 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2022 and 2021,, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2021	First Quarter	$1.09	$0.05
	Second Quarter	$0.37	$0.17
	Third Quarter	$0.26	$0.17
	Fourth Quarter	$0.30	$0.15

2022	First Quarter	$0.17	$0.12
	Second Quarter	$0.14	$0.09
	Third Quarter	$0.15	$0.07
	Fourth Quarter	$0.08	$0.04

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

On June 14, 2022, we adopted a 2022 Stock Incentive Plan for Employee and Consultants (2022 ESIP) where we filed an S-8 registration statement with the Securities and Exchange Commission registering 7,000,000 shares of common stock that were approved to be awarded under the 2022 ESIP. On June 30, 2022, the Company issued a total of 7,000,000 shares of its Common Stock to 4 of its employees and consultants.

Holders

As of December 31, 2022 and 2021, there were 20,000,000 shares of our preferred stock authorized, with 1,000,000 shares being Series A Preferred Stock issued and outstanding. Our Series A Preferred Stock has One Million (1,000,000) shares issued and the following rights: (i) no dividend rights; (ii) no liquidation preference over our common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. December 31, 2022 and 2021, all 1,000,000 shares of Series A Preferred Stock were held by Mr. Song Dai.

As of December 31, 2022 and 2021, there were 10,000,000 shares of our Series B Convertible Preferred Stock authorized and the total number of Series B preferred shares issued and outstanding was 5,898,256 and nil respectively. Our Series B Convertible Preferred Stock have the following preferences: (i) dividend rights in pari passu with the Company’s common stock on an as converted basis, (ii) liquidation preference over the Company’s common stock, (iii) conversion rights of 10 shares of common stock for each share of Series B Convertible Preferred Stock converted, (iv) no redemption rights, (v) no call rights, (vi) each share of Series B Convertible Preferred Stock will have 1,000 votes on all matters validly brought to the Company’s common stock holders.

As of December 31, 2022, there were 152,899,640 shares of our common stock outstanding held by 170 holders of record and numerous shares held in brokerage accounts.

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

On June 14, 2022, we adopted a 2022 Stock Incentive Plan for Employee and Consultants (2022 ESIP) where we filed an S-8 registration statement with the Securities and Exchange Commission registering 7,000,000 shares of common stock that were approved to be awarded under the 2022 ESIP. On June 30, 2022, the Company issued a total of 7,000,000 shares of its Common Stock to 4 of its employees and consultants.

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

On October 6, 2021, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park Capital Fund, LLC. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, the Company has issued 1,003,378 shares of restricted common stock. On February 13. 2023, the aggregate of 1,003,378 shares of restricted common stock was returned for cancellation.

On September 3, 2021, the Company issued an aggregate of 7,000,000 shares of Common Stock pursuant to the terms of the 2021 Employee Stock Incentive Plan to its consultants. On June 30, 2022 Management recognized that the issuance was incorrect as it exceeded its mandate with the prior Form S-8 registration statement with respect to the allowance of shares registered.

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

On September 30, 2022, the Company issued an aggregate of 5,898,256 shares of Series B Convertible Preferred Stock to Porta Capital Limited, Bru Haas (B) Sdn Bhd, Bru Haas Sdn Bhd, Clicque Technology Sdn Bhd, Tilla Network Limited and Porta Network Inc., the Company’s related parties (individually as the “Related Party,” and collectively as the “Related Parties”) pursuant to certain Debt Conversion Agreements, each dated September 30, 2022 (the “Debt Conversion Agreement”), between the Related Parties and the Company.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward Looking Statements

In this document we make a number of statements, referred to as “forward-looking statements”, that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

•	our ability to attract and retain the qualified personnel to implement our growth strategies;

•	our ability to fund our short-term and long-term operating needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the sections of this document.

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

Company Overview

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto, which are set forth in Item 1 of this report.

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

In 2022, the COVID-19 pandemic had an adverse impact on our business and results of operations, as the ongoing pandemic continued to depress economic activity and reduce the demand for our products and services, as well as disrupt supply chains. The duration and impact of the COVID-19 pandemic on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside of our control. The likelihood of recurrence of widespread or localized virus outbreaks is high and may continue for months, likely resulting in further government ordered Movement Control Orders, social distancing policies, restrictions on travel and other extensive measures. We cannot predict the effect of these circumstances on us which makes it difficult to predict how quickly and to what extent normal economic and operating activities can resume.

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

The Company has suffered from a working capital deficit and accumulated deficit of $2,655,039 and $10,578,195 at December 31, 2022, respectively. The Company incurred a net loss of $2,652,929 during the year ended December 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Year ended December 31, 2022 compared to the year ended December 31, 2021

	Years ended December 31,
	2022	2021

Revenues	$151,977	$62,842

Cost of revenue	(927,194)	(588,690)
Gross loss	(775,217)	(525,848)

Operating expenses:
Research and development	(36,287)	(36,214)
General and administrative	(1,691,688)	(4,795,550)
Total operating expenses	(1,727,975)	(4,831,764)

Other income (expense):
Changes in fair value of derivative liability	1,575	–
Common stock cancellation	300,000	–
Cybersecurity service ncome	18,609	–
Loss on settlement with related parties	(471,860)	–
Interest expense	(2,609)	–
Sundry income	4,548	1,025
	(149,737)	1,025

Loss before income taxes	(2,652,929)	(5,356,587)

Income tax expense	–	–

NET LOSS	$(2,652,929)	$(5,356,587)

During the years ended December 31, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2022			December 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$69,259	45%		$66,000
Customer B	16,546	11%		3,638

Total:	$85,805	56%	Total:	$69,638

	Year ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$19,708	31%		$19,735
Customer B	15,418	25%		98

Total:	$35,126	56%	Total:	$19,833

All of our major customers are located in Malaysia, India, Cambodia, and Philippines.

Revenue increased by 141.8% to $151,977 for the year ended December 31, 2022, from $62,842 for the year ended December 31, 2021. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue increased by 57.5% to $927,194 for the year ended December 31, 2022, from $588,690 for the year ended December 31, 2021. The increase in cost of revenue is due to the increase in rental of platform server cost, network bandwidth expenses, direct labor costs, amortization of capitalized development.

General and administrative expenses decreased by 64.7% to $1,691,688 for the year ended December 31, 2022, from $4,795,550 for the year ended December 31, 2021. The decrease in general and administrative expenses is mainly attributable to the stock-based compensation of $3,054,012 which the Company issued common stocks for consultancy services rendered during the year ended December 31, 2021.

Net loss decreased 50.5% to $2,652,929 for the year ended December 31, 2022, from $5,356,587 for the year ended December 31, 2021. The decrease in net loss is mainly attributed by the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $36,808, accounts receivable of $156,585 and deposit and other receivables of $11,712. Such cash amounts and other sources of liquidity were not sufficient to support our operations in the next twelve months. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations. In the absence of such financing, our business will likely fail.

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(1,873,154)	$(1,686,227)
Net cash used in investing activities	$(11,940)	$(172,771)
Net cash provided by financing activities	$1,892,870	$1,817,411

Net Cash Used In Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $1,873,154, which consisted primarily of a net loss of $2,652,929, an increase in accounts receivables of $113,061, a decrease in operating lease liabilities of $4,779, common stock cancellation of $300,000, changes in fair value of derivative liability of $1,575 and offset by depreciation on plant and equipment of $31,721, non-cash financing cost of $2,609, right of use amortization of $4,817, a loss on settlement with related parties of $471,860, an decrease in deposits and other receivables of $12,027, an increase in accrued liabilities and other payables of $329,020, an increase of accounts payable of $9,139, an increase in accrued compensation payable to officers and directors of $66,810 and an increase in deferred revenue of $271,187.

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

Net Cash Used In Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $11,940, which consisted primarily of net cash outflow from purchase of plant and equipment.

For the year ended December 31, 2021, net cash used in investing activities was $172,771, which consisted primarily of purchase of intangible assets, software and office equipment.

Net Cash Provided By Financing Activities

For the year ended December 31, 2022, net cash generated from financing activities was $1,892,870 consisting primarily of advances from related parties and proceeds from issuance of convertible note.

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

For the years ended December 31, 2022 and 2021, the Company did not have any interest and penalties associated with uncertain tax positions. As of December 31, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

For a description of recent accounting pronouncements, see Note 3 of the notes to our consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Report.

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

LEET TECHNOLOGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leet Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Leet Technology Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant working capital deficit as of December 31, 2022, and recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2023.

Rowland Heights, CA

August 4, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Leet Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Leet Technology Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the year in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

April 15, 2022

LEET TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$36,808	$23,192
Accounts receivable	156,585	19,833
Deposits and other receivables	11,712	25,367

Total current assets	205,105	68,392

Non-current assets:
Plant and equipment, net	123,458	153,191
Right of use assets	9,046	8,052

Total non-current assets	132,504	161,243

TOTAL ASSETS	$337,609	$229,635

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$530,198	$537,034
Accrued liabilities and other payables	379,872	51,618
Accrued compensation payable to officers and directors	413,443	366,558
Contract liability	270,795	–
Amounts due to related parties	1,157,166	4,035,596
Convertible promissory note	99,624	–
Operating lease liabilities	9,046	5,042

Total current liabilities	2,860,144	4,995,848

Non-current liabilities
Operating lease liabilities	–	2,971

TOTAL LIABILITIES	2,860,144	4,998,819

Commitments and contingencies (Note 14)	–	–

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 and 0 issued and outstanding as of December 31, 2022 and 2021 respectively	5,284,837	–

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A, 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 152,899,640 shares issued and outstanding as of December 31, 2022 and 2021, respectively	15,290	15,290
Common stock to be cancelled	(100)	–
Additional paid-in capital	2,773,001	3,062,662
Accumulated other comprehensive loss	(14,021)	(12,530)
Accumulated losses	(10,578,195)	(7,834,706)

Total stockholders’ deficit attributable to the Company	(7,803,925)	(4,769,184)
Non-controlling interest	(3,447)	–
Total stockholders’ deficit	(7,807,372)	(4,769,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$337,609	$229,635

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2022	2021

Revenue	$151,977	$62,842

Cost of revenue (includes related party expenses, $622,521 and $439,884 in 2022 and 2021)	(927,194)	(588,690)
Gross loss	(775,217)	(525,848)

Operating expenses:
Research and development (includes related party expenses, $36,287 and $36,166 in 2022 and 2021)	(36,287)	(36,214)
General and administrative expenses	(1,691,688)	(4,795,550)
Total operating expenses	(1,727,975)	(4,831,764)

Loss from operations	(2,503,192)	(5,357,612)

Other income (expense):
Changes in fair value of derivative liability	1,575	–
Common stock cancellation	300,000	–
Loss on settlement with related parties	(471,860)	–
Cybersecurity service income	18,609	–
Interest expenses	(2,609)	–
Sundry income, net	4,548	1,025
Total other income	(149,737)	1,025

LOSS BEFORE INCOME TAXES	(2,652,929)	(5,356,587)

Income tax expense	–	–

NET LOSS	(2,652,929)	(5,356,587)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(3,812)	–
NET LOSS ATTRIBUTABLE TO THE COMPANY	(2,649,117)	(5,356,587)

Other comprehensive income:
Foreign currency translation (loss) gain	(1,491)	63,665

COMPREHENSIVE LOSS	$(2,654,420)	$(5,292,922)

Basic and diluted loss per common share	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	152,899,640	144,621,183

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

								Accumulated
	Series A Preferred stock		Common stock		Stock to be cancelled		Additional	other		Non-	Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit
Balance as of January 1, 2021	1,000,000	$100	140,397,289	$14,040	–	–	$9,900	$(76,195)	$(2,478,119)	$–	$(2,530,274)
Shares issued for consultancy services	–	–	11,498,973	1,150	–	–	2,752,862	–	–	–	2,754,012
Shares issued for commitment fee	–	–	1,003,378	100	–	–	299,900	–	–	–	300,000
Foreign currency translation adjustment	–	–	–	–	–	–	–	63,665	–	–	63,665
Net loss for the year	–	–	–	–	–	–	–	–	(5,356,587)	–	(5,356,587)
Balance as of December 31, 2021	1,000,000	$100	152,899,640	$15,290	–	$–	$3,062,662	$(12,530)	$(7,834,706)	$–	(4,769,184)

Acquisition of Leet BD	–	–	–	–	–	–	–	–	–	365	365
Disposal of subsidiaries	–	–	–	–	–	–	10,239	–	–	–	10,239
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	–	–	1,003,378	(100)	(299,900)	–	–	–	(300,000)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(1,491)	–	–	(1,491)
Net loss for the year	–	–	–	–	–	–	–	–	(2,649,117)	(3,812)	(2,652,929)
Balance as of December 31, 2022	1,000,000	$100	152,899,640	$15,290	1,003,378	$(100)	$2,773,001	$(14,021)	$(10,578,195)	$(3,447)	$(7,807,372)

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(2,652,929)	$(5,356,587)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	31,721	23,053
Amortization on intangible assets	–	179,703
Right of use amortization	4,817	5,067
Impairment loss on intangible assets	–	362,815
Stock based compensation	–	3,054,012
Changes in fair value of derivative liability	(1,575)	–
Amortization of debt discount	1,200	–
Non-cash financing cost	1,409	–
Common stock cancellation	(300,000)	–
Loss on settlement with related parties	471,860	–

Changes in operating assets and liabilities:
Accounts receivable	(113,061)	249
Deposits and other receivables	12,027	(22,702)
Accounts payable	9,139	–
Accrued liabilities and other payables	329,020	(10,698)
Accrued compensation payable to officers and directors	66,810	84,023
Contract liability	271,187	–
Operating lease liabilities	(4,779)	(5,162)
Net cash used in operating activities	(1,873,154)	(1,686,227)

Cash flows from investing activities:
Capitalization of development costs	–	(3,767)
Cash from acquisition of subsidiary	8,448	–
Disposal of cash from subsidiaries	(11,012)	–
Purchase of plant and equipment	(9,376)	(169,004)
Net cash used in investing activities	(11,940)	(172,771)

Cash flows from financing activities:
Proceeds from a director	(1,464)	9,286
Proceeds from issuance of convertible note	100,000	–
Proceeds from related parties	1,794,334	1,808,125
Net cash provided by financing activities	1,892,870	1,817,411

Effect of exchange rate on changes in cash	5,840	25,794

Net increase/(decrease) in cash	13,616	(15,793)

CASH, BEGINNING OF YEAR	23,192	38,985

CASH, END OF YEAR	$36,808	$23,192

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–
Right-of-use assets and lease liabilities	$–	$10,237
Issuance of Series B Convertible Preferred Stock in exchange of balances due to related parties	$4,718,605	$–
Non-cash purchase of intangible assets	$–	$539,899

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

DECEMBER 31, 2022 AND 2021

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

On December 1, 2022, the Company acquired Leet Technology (BD) Ltd. as its direct majority-owned subsidiary from Kamal Hamidon Mohamed Ali, the Company’s Chief Financial Officer. Pursuant to the Instrument of Transfer of Shares, a total of 3900 Ordinary Shares of Leet Technology (BD) Ltd. representing 80% of the total issued and outstanding Ordinary Shares was transferred to the Company.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Leet Technology Limited*	Labuan, Malaysia	Investment holding	10,000 ordinary shares at par value of US$1	100%

Leet Entertainment Group Limited*	Hong Kong	Provision of information technology and mobile application development and digital content publishing service	1 ordinary share at par value of HK$1	100%

Leet Entertainment Sdn. Bhd.	Malaysia	Provision of information technology and mobile application development and digital content publishing service	1,000 ordinary shares at par value of MYR1	100%

LEET Inc.	BVI	Investment holding	1 ordinary share at par value of US$1	100%

Leet Technology (BD) Ltd.	Bangladesh	Provision of information technology and mobile application development and digital content publishing service	1 ordinary share at par value of Taka 100	80%

*	were disposed on April 4, 2022.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.	LIQUIDITY AND GOING CONCERN UNCERTAINTIES

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

As of December 31, 2022, the Company had $36,808 in cash, working capital deficit of $2,655,039 and accumulated deficit of $10,578,195. The Company incurred a continuous net loss of $2,652,929 during the year ended December 31, 2022. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders and related parties. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations for one year from the date of the filing of the consolidated financial statements.

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and 2021, there were no allowance for doubtful accounts.

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

Estimated useful lives
Computer and equipment	5 years
Furniture and fixtures	5 years

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intan, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the years indicated:

	Years ended December 31,
	2022	2021

White label solutions	$108,290	$15,418
Esport tournament management and team services	8,652	42,872
Matchroom Mini-app solutions	35,035	4,552

	$151,977	$62,842

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

For the year ended December 31, 2022, the Company incurred $20,000 tax penalties imposed by IRS for FY 2021 income tax return. For the year ended December 31, 2021, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies (Hong Kong Dollars (“HKD”) Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”)). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (103.0715, at December 31, 2022), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (103.0715 for the year ended December 31 2022). HKD-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.12866, at December 31, 2021), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.12825 for the year ended December 31 2021). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.22692 and 0.24145, at December 31, 2022 and 2021, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.22724 and 0.23989 for the year ended December 31, 2022 and 2021, respectively).

Comprehensive income

ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

	As of December 31,
	2022	2021
	(Shares)	(Shares)
Convertible shares	58,982,560	–
Warrants	–	910,410

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2022	2021

Computer and equipment	$139,407	$169,367
Furniture and fixtures	8,455	5,558
Leasehold improvements	21,348	17,721
	169,210	192,646

Less: accumulated depreciation	(45,752)	(39,455)
	$123,458	$153,191

Depreciation expense for the years ended December 31, 2022 and 2021 were $31,721 and $23,053, respectively.

During the year ended December 31, 2022 and 2021 the Company purchased computers and equipment of approximately $0 and $145,883 from a related party, Bru Haas Consultants.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

5.	LEASE LIABILITY

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

The consolidated balance sheet allocation of assets and liabilities related to operating lease is as follows:

	Consolidated Balance	As of December 31,
	Sheets Caption	2022	2021

Assets	Operating lease right-of-use assets	$9,046	$8,052

Liabilities:
Current	Operating lease liability – current	$9,046	$5,042
Non-current	Operating lease liability – non-current	–	2,971

Total lease liabilities		$9,046	$8,013

For the years ended December 31, 2022 and 2021, the Company recorded lease expenses of $12,408 and $2,173, respectively.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

Year Ended December 31,
2023	$9,046

Total minimum lease payments	9,099
Less: interest	(53)

Total present value of lease liabilities	$9,046

6. STOCK BASED COMPENSATION

During the year ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $ Nil and $3,054,012, respectively for the issuance of restricted and unrestricted common stock to consultants and advisor for services which has been recorded as general and administrative expense in the consolidated statements of operations.

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

To rectify the above, the Board of Directors approved the 2022 Stock Incentive Plan for Employees and Consultants and filed Form S-8 on June 30, 2022, to register 7,000,000 shares of Common Stock. On June 30, 2022, the Company issued 7,000,000 shares of its Common Stock to four consultants for incentive compensation at the current market value of $0.24 per share and charged $1,680,000 as stock-based compensation expense and proceeded to cancel the 7,000,000 shares of Common Stock that was incorrectly issued.

Restricted Stock Awards

On August 23, 2021, the Company issued 1,403,973 shares of restricted common stock to an independent advisory company for advisory service rendered at the current market value of $0.28 per share and charged $393,112 as stock-based compensation expense.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022 and 2021, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of December 31, 2022 and 2021, the total number of Series B preferred shares issued and outstanding was 5,898,256 shares and nil shares respectively.

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

On September 3, 2021, the Company issued an aggregate of 7,000,000 shares of Common Stock pursuant to the terms of the 2021 Employee Stock Incentive Plan to its consultants. On June 30, 2022 Management recognized that the issuance was incorrect as it exceeded its mandate with the prior Form S-8 registration statement with respect to the allowance of shares registered.

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

On October 6, 2021, the Company issued 1,003,378 shares of restricted common stock to Lincoln Park Capital Fund, LLC as commitment fee pursuant to the Purchase Agreement dated on the same date. On November 3, 2022, the Company and Lincoln Park mutually agreed, in writing, to terminate the Agreements. On November 3, 2022, the Company and Lincoln Park mutually agreed, in writing, to terminate the Agreements. On February 13. 2023, the aggregate of 1,003,378 shares of restricted common stock was returned for cancellation.

As of December 31, 2022 and 2021, the Company had a total of 152,899,640 and 152,899,640 shares of its common stock issued and outstanding, respectively.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

DECEMBER 31, 2022 AND 2021

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

Preferred Stock – Series B – As of December 31, 2021	$–
Issuance of Series B Convertible Preferred Stock on September 30, 2022	5,190,465
Dividends of Series B Convertible Preferred Stock as of December 31, 2022	94,372
Preferred Stock – Series B – As of December 31, 2022	$5,284,837

9.	WARRANTS

The Company issued common stock warrants in individual sales and in connection with common stock purchase agreements. The warrants have expiration dates ranging from three to four years from the date of grant and exercise prices ranging from $0.10 to $1.00.

A summary of warrant activity for the periods presented is as follows

		Weighted average
	Warrants for common shares	Exercise price	Remaining contractual life (in years)

Outstanding as of December 31, 2020	4,080,160	$0.71	0.79
Forfeited, canceled, expired	(3,169,750)	0.08	(0.46)
Outstanding as of December 31, 2021	910,410	0.79	0.33
Forfeited, canceled, expired	(910,410)	(0.79)	(0.33)
Outstanding as of December 31, 2022	–	$–	–

There were no warrants exercisable at December 31, 2022. The intrinsic value of the warrants exercisable for the years ended December 31, 2022 and 2021 was $0 and $0, respectively.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

10.	LOSS PER SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per share”. Basic net loss per common share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021

Net loss for the year attribute to the Company	$(2,649,117)	$(5,356,587)

Weighted average number of common shares outstanding, basic and diluted	152,899,640	144,621,183

Basic and diluted loss per common share:	$(0.02)	$(0.04)

11.	INCOME TAX

The components of loss before income taxes consist of the following:

	Years ended December 31,
	2022	2021

U.S.	$(976,797)	$(3,434,801)
Foreign	(1,676,132)	(1,921,786)

Loss before income taxes	$(2,652,929)	$(5,356,587)

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The tax benefits associated with losses generated by the Company and its subsidiaries have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

At December 31, 2022 and 2021, the Company has U.S. federal operating loss carryforwards of approximately $8,200,000, and $7,200,000, respectively. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the “TCJA”) in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At December 31, 2021, the Company’s subsidiary operating in Hong Kong has net operating loss carryforwards of $698,685 which do not expire and therefore can be carried forward indefinitely. The subsidiary was disposed during the year ended December 31 2022.

At December 31, 2022 and 2021, the Company’s subsidiary operating in Malaysia has net operating loss of $1,576,586 and $2,525,831, respectively. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At December 31, 2022, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $21,962 which can be carried forward for a maximum period of six years.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under applicable U.S. federal statutes, tax years ended December 31, 2018 through December 31, 2022 remain subject to examination. Under applicable state statutes, state corporate tax returns filed for the Company for years ended December 31, 2017 through December 31, 2022 remain subject to examination. Malaysia corporate tax returns remain subject to examination for tax years ended December 31, 2018 through December 31, 2022.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of December 31, 2022 and 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

12.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of December 31,
	2022	2021

Due to Porta Capital Limited (“Porta Capital”)	$76,949	$2,063,876
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	561,947	1,675,573
Due to Bru Haas Sdn Bhd (“Bru Haas”)	33,588	168,649
Due to Clicque Technology Snd Bhd (“Clicque”)	79,389	90,272
Due to Tila Network Limited (“Tila Network”)	–	19,478
Due to Porta Network Inc. (“Porta Network”)	–	5,734
Due from Mr. Kamal Hamidon	(850)	–
Due from Mr. Song Dai (“Mr. Song”)	(8,671)	12,014
Due to Leet Entertainment Group Limited (“Leet HK”)	414,814	–
	$1,157,166	$4,035,596

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In the ordinary course of business, during the years ended December 31, 2022 and 2021, the Company involved with certain transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

		Years ended December 31,
Nature of transactions with related parties		2022	2021

Online sales income from Bru Haas		$–		$1,178

Research and development consulting fee to related parties:
- Porta Capital	(a)	$36,287		$36,166

Consultancy fee to related parties
- Clicque	(b)	$149,982		$–

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$113,573		$109,306
- Bru Haas (B)	(d)	241,998		120,000

Total		$355,571		$229,306

Network Bandwidth expense to Bru Haas (B)	(e)	$215,238		$210,578

Whitelabel project-smart project cost to Bru Haas (B)		$51,695		$–

Director fee
- Elain Binti Lockman		$4,474	$	[*]
- Ganesha		13,635		[*]
- Kamal Hamidon		49,085		[*]
- Ding Jung Long		81,437		[*]

Total		$148,631	$	[*]

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

13.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2022 and 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2022			December 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$69,259	46%		$66,000
Customer B	16,546	11%		3,638

Total:	$85,805	57%	Total:	$69,638

	Year ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$19,708	31%		$19,735
Customer B	15,418	25%		98

Total:	$35,126	56%	Total:	$19,833

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong and Malaysia. Accordingly, the political, economic, and legal environments in Hong Kong and Malaysia, as well as the general state of Hong Kong and Malaysia’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD, TAKA and MYR converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(d)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Hong Kong Deposit Protection Board and Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of HK$500,000 and RM250,000, respectively if the bank with which an individual/a company hold its eligible deposit fails. At December 31, 2022 and 2021, the Company did not have deposit funds that exceeded the insured limits in Hong Kong and Malaysia.

14.	COMMITMENTS AND CONTINGENCIES

The Company from time to time may be involved in legal proceedings and disputes arising in the normal course of business. The Company believes that there are no material claims or actions pending or threatened against the Company.

On April 28, 2021, the Company entered into a financial advisory agreement, (“the agreement”) with Maxim Group, LLC (“Maxim”), a leading full-service investment banking, securities and wealth management firm, pursuant to which Maxim will provide certain advisory services including strategic corporate planning, capitalization, and marketing. Additionally, Maxim, will advise the Company with respect to its objective to list on a national securities exchange. As consideration for Maxim’s services pursuant to the agreement, the Company agreed to issue restricted shares of the Company’s common stock to Maxim equal to 2% of the outstanding shares of the Company’s Common Stock. As mentioned in Note 6, the Company issued 1,403,973 restricted shares, 1% of the outstanding shares of the common stock, upon execution of the agreement. Under the terms of the agreement, the Company is committed to issue additional restricted shares of 1% of the outstanding shares of its common stock upon a successful listing of the Company’s common stock to a national exchange (NASDAQ or NYSE).

On November 4, 2022 (the “Issue Date”), Leet Technology Inc. (the “Company”) entered into a Securities Purchase Agreement dated as of November 4, 2022 (the “SPA”), by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”). Pursuant to the SPA, among other things, the Company agreed to issue to the Investor a convertible note in the principal amount of $113,300.00 (the “Note” and together with the SPA, the “Agreements”). The Note contains an original issue discount amount of $10,300.00, legal fees payable to Investor’s legal counsel of $2,000.00 and to Investor a due diligence fee of $1,000.00. The Note accrues interest at an annual interest rate of 8% and a default rate of 22%, and matures on November 4, 2024 (the “Maturity Date”). The Investor may convert the Note into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), 180 days after the Issue Date until the later of (i) Maturity Date and (ii) the date the Company pays any amounts owed in connection with an event of default. The per share conversion price into which the Note is convertible into shares of Common Stock (the “Conversion Price”) is 75% multiplied by the average of the lowest three closing bid prices for the Common Stock during the ten trading days ending on the last trading day prior to the conversion date. The Company has the right to prepay the outstanding principal amount of the Note, plus any accrued interest on the outstanding principal (including any default interest) at a rate of (x) 110% during the period ending 60 days after the Issue Date, (y) 115% during the period between 61 days and 180 days after the Issue Date and (z) 120% during the period between 180 days and 730 days after the Issue Date.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

15.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 4, 2023, the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 11, 2023, the Company completed its merger (the “Merger) with Leet Inc. a company incorporated under the laws of the BVI (“LEET BVI”), with LEET BVI continuing as the surviving company. The Merger was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated January 5, 2023, by and between LEET BVI and the Company. The Merger Agreement contains customary representations and warranties by each of LEET BVI and the Company. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of LEET BVI’s and the Company’s businesses during the period prior to the closing of the Merger.

Pursuant to the Merger Agreement, LEET BVI and the Company caused the Merger to be consummated by filing a certificate of merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware on January 11, 2023. The Merger became effective on January 11, 2023 (the “Effective Time”), as agreed to by the parties and specified in the Certificate of Merger.

Pursuant to the Merger, each issued and outstanding share of the Company common stock/ preferred stock shall be transferred to Leet BVI and converted into one new ordinary share (“Ordinary Share”) or preferred share (“Preferred Share”) of LEET BVI, as the case may be. As a result, LEET BVI shall issue an aggregate of approximately 152,899,640 Ordinary Shares and 6,898,256 Preferred Shares to former the Company shareholders. The LEET BVI Ordinary Shares issued and outstanding immediately prior to the Effective Time remained outstanding upon the Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, LEET BVI shall have approximately 152,899,640 Ordinary Shares outstanding and 6,898,256 Preferred Shares outstanding.

On February 13, 2023, the Company and Lincoln Park Capital LLP (“Lincoln Park”), mutually agreed that Lincoln Park would return for cancellation an aggregate of 1,003,378 shares of Common Stock (the “Initial Commitment Shares”) which were issued to Lincoln Park on October 21, 2021.

On April 19, 2023, the Company paid off its convertible promissory note with 1800 Diagonal Lending dated November 4, 2022, of $134,921.36 together with all interest thereon.

On June 15, 2023, the Company and Long Ding Jung, the previous Chief Executive Officer, mutually agreed that Mr Long would return for cancellation an aggregate of 800,000 shares of Common Stock which were issued to Mr Long on November 20, 2020.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Based on information provided by the Registrant’s independent registered public accounting firm, Friedman LLP (“Friedman”), effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm as a wholly-owned subsidiary of Marcum. On November 7, 2022, the Audit Committee of the Registrant’s Board of Directors (i) dismissed Friedman and (ii) engaged Marcum to serve as the independent registered public accounting firm of the Registrant and to provide to the Registrant the services previously provided to the Registrant by Friedman.

Neither of Friedman’s reports on the financial statements of the Registrant for either of the past two fiscal years ended, respectively, December 31, 2020 and December 31, 2021, contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant’s two most recent fiscal years ended, respectively, December 31, 2020 and December 31, 2021, and the subsequent interim period through November 7, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Friedman, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Registrant’s two most recent fiscal years ended, respectively, December 31, 2020 and December 31, 2021, and the subsequent interim period through November 7, 2022, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the Registrant’s two most recent fiscal years ended, respectively, December 31, 2020 and December 31, 2021, and the subsequent interim period through November 7, 2022, neither the Registrant nor anyone on its behalf has consulted with Marcum with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and neither a written report nor oral advice was provided to the Registrant that Marcum concluded was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

(a)	Resignation of Previous Independent Registered Public Accounting Firm

Based on information provided by the Registrant’s previous independent registered public accounting firm, Friedman LLP (“Friedman”), effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm as a wholly-owned subsidiary of Marcum. On May 30, 2023 Marcum resigned as the Independent Registered Public Accounting Firm of the Registrant.

Neither of Friedman’s reports on the financial statements of the Registrant for either of the past two fiscal years ended, respectively, December 31, 2020 and December 31, 2021, contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant’s two most recent fiscal years ended, respectively, December 31, 2020 and December 31, 2021, and the subsequent interim period through May 30, 2023, there were no disagreements with Friedman and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Friedman and Marcum, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Registrant’s two most recent fiscal years ended, respectively, December 31, 2020 and December 31, 2021, and the subsequent interim period through May 30, 2023, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b)	Engagement of New Independent Registered Public Accounting Firm

On May 30, 2023, the Audit Committee approved the appointment of Simon & Edward, LLP (“Simon & Edward”) as the Registrant’s new independent registered public accounting firm. Prior to engaging Simon & Edward, neither the Registrant nor anyone on its behalf has consulted with Simon & Edward with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and neither a written report nor oral advice was provided to the Registrant that Simon & Edward concluded was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A – Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act, our management, including Dai, Song, our interim chief executive officer, and Jayaisvaran Muruhan, our interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our interim chief executive officer and our interim chief financial officer. Based on that evaluation, Mr. Song and Mr. Jayaisvaran concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (“2013 Framework”) issued in 2013. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff and interim chief financial officer, (ii) our internal audit functions, (iii) lack of sufficient period-end financial reporting controls in place and (iv) lack of sufficient reconciliation for related party transactions and intercompany transactions. In consequence, our internal controls over financial reporting were not effective at December 31, 2022.

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

Remediation Plan

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved the control process on period-end transaction monitoring and recording for all accounts. We plan to engage personnel with knowledge of US GAAP to review the period-end and complex or non-recurring transactions and to review and reconcile related party and intercompany transactions on a regular basis.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the years ended December 31, 2022 and 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the years ended December 31, 2022 and 2021 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dai, SONG	Director	62	October 23, 2020
Dai, SONG	Interim Chief Executive Officer	62	June 7, 2023
Jayaisvaran Muruhan	Interim Chief Financial Officer	32	June 19, 2023
Ganesha Karuppiaya	Independent Director	41	July 29, 2021
Elaine Binti Lockman	Non-Executive Director	55	August 23, 2021
Daniel Pacheco	Chief Technology Officer	30	November 17, 2021

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

DAI, SONG-Director & Interim CEO

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

JAYAISVARAN MURUHAN-Interim CFO

Effective June 19, 2023, Leet Technology Inc. Company’s Board of Directors (the “Board”) appointed Mr. Jayaisvaran A/L Muruhan to serve as Interim Chief Financial Officer, while the Board evaluates an expanded pool of candidates for the permanent position.

Mr. Jayaisvaran has 8 years of practical experience in the accounting field for financial reporting and analysis, prepared budgets and forecasts, and financial planning. He holds Bachelor of Accounting and Finance from Multimedia University, Cyberjaya, Malaysia.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2022 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures for Appointment of Directors

As of December 31, 2022 we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2022 to the Company’s knowledge, the following delinquencies occurred:

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the years ended December 31, 2022 and 2021;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022 and 2021 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2022 and 2021,

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ding Jung, Long	2022	81,438	-0-	-0-	-0-	-0-	-0-	-0-	81,438
CEO (1)	2021	95,613	-0-	-0-	-0-	-0-	-0-	-0-	95,613

Kamal Hamidon	2022	49,085	-0-	-0-	-0-	-0-	-0-	-0-	49,085
CFO	2021	52,152	-0-	-0-	-0-	-0-	-0-	-0-	52,152

Dai, Song	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO (2)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ganesha Karuppiaya	2022	13,635	-0-	-0-	-0-	-0-	-0-	-0-	13,635
Independent Director(3)	2021	14,487	-0-	-0-	-0-	-0-	-0-	-0-	14,487

Elaine Binti Lockman
Non-Executive Director(4)	2022	-4,474-	-0-	-0-	-0-	-0-	-0-	-0-	-4,474-

Daniel Pacheco
Chief Technology Officer(5)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Haridim	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO and Secretary(6)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Ding Jung, Long was appointed as CEO on November 18, 2020

(2)	Mr. Dai, Song was appointed as director and CEO and CFO on October 23, 2020 and resigned as CEO and CFO on November 18, 2020.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(5)	On July 29, 2021, Mr. Daniel Pacheco was appointed as interim Chief Technology Officer. On November 17, 2021, the Company appointed Mr. Pacheco as permanent Chief Technology Officer.

(6)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Since his appointment neither he nor Doheny Group, LLC has received any compensation from us as salary, royalties, stock, or otherwise. He resigned as CEO effective October 23, 2020.

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

Director Compensation

The following table sets forth director compensation for 2022 and 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dai, Song(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Elaine Binti Lockman(2)	-4474-	-0-	-0-	-0-	-0-	-0-	-0-

Ganesha Karuppiaya(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Haridim(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed as director as of October 23, 2020.

(2)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. He resigned effective October 23, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2022:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dai, Song (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Elaine Binti Lockman(2)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ganesha Karuppiaya(3)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

David Haridim (4)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed President, Chief Executive Officer, Secretary and Director on October 23, 2020. He resigned all executive offices except as director on November 18, 2020.

(2)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Mr. Haridam resigned as an officer and director. Neither he nor Doheny Group, LLC received any compensation from us as salary, royalties, stock, or otherwise. He resigned effective October 23, 2020.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2022.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2022.

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

On June 14, 2022, we adopted a 2022 Stock Incentive Plan for Employee and Consultants (2022 ESIP) where we filed an S-8 registration statement with the Securities and Exchange Commission registering 7,000,000 shares of common stock that were approved to be awarded under the 2022 ESIP. On June 30, 2022, the Company issued a total of 7,000,000 shares of its Common Stock to 4 of its employees and consultants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 4, 2023, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

The following table sets forth, as of August 4, 2023 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

Dai SONG (1) 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Common Stock	112,617,521	(2)	80.2%

Kamal Hamidon 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia	1,000,000		0.7%

Ganesha Karuppiaya 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia	1,000,000		0.7%

Dai SONG 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Series A Preferred Stock	1,000,000

Bruhaas (B) Sdn. Bhd. 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Series B Convertible Preferred Stock	2,891,597

Porta Capital Limited 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Series B Convertible Preferred Stock	2,541,194

Directors and officers as a group (common stock)	115,417,521		82.2%

_______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The total includes 2,000,000 shares issued to Dai Song for his interest in Leet Technology Limited.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Corporate Governance

As of December 31, 2022, our Board of Directors consisted of Song Dai, Ganesha Karuppiaya and Elain Lockman.. As of December 31, 2021, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods for professional services rendered by Simon & Edward LLP for the year ended December 31, 2022, and Friedman LLP for the years ended December 31, 2022 and 2021, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees and Audit Related Fees – Friedman LLP	$386,356	$50,000
Audit Fees and Audit Related Fees – Simon & Edward LLP	101,000	0
Tax Fees – Simon & Edward LLP	6,500	0
All Other Fees	0	0
Total	$493,856	$50,000

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

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

Item No.	Description
10.1	Employment Agreement between Leet Entertainment and Kamal Hamidon Bin Mohamed Ali *

10.2	Employment Agreement between Leet Entertainment and Long Ding Jung *

10.3	Employment Agreement between Leet Entertainment and Ganesha Karuppiaya *

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.	Inline Interactive Data Files for the Company’s Form 10-K.

_______________

* Incorporated by reference to Form 10-K for fiscal year ended December 31, 2020 filed on March 12, 2021

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: August 4, 2023		/s/ Dai SONG
	By:	Dai SONG
	Its:	Interim CEO

Dated: August 4, 2023		/s/ Jayaisvaran Muruhan
	By:	Jayaisvaran Muruhan
	Its:	Interim Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 4, 2023		/s/ Dai Song
	By:	Dai Song, Director

