Form 10-Q
period 2023-03-31
Leet Technology Inc.
filed 2023-10-06
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 3, 2023, there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 6,898,256 issues of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current asset:
Cash	$67,900	$36,808
Accounts receivable	29,189	156,585
Deposit and other receivables	21,816	11,712
Total current assets	118,905	205,105

Non-current asset:
Plant and equipment, net	122,379	123,458
Right of use assets	5,974	9,046
Total non-current assets	128,353	132,504

TOTAL ASSETS	$247,258	$337,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$513,947	$530,198
Accrued liabilities and other payables	413,317	379,872
Accrued compensation payable to officers and directors	419,721	413,443
Contract liability	240,313	270,795
Amounts due to related parties	1,591,780	1,157,166
Convertible promissory note	101,518	99,624
Operating lease liabilities	5,974	9,046

Total current liabilities	3,286,570	2,860,144

TOTAL LIABILITIES	3,286,570	2,860,144

Commitments and contingencies

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 and 5,898,256 issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	5,379,209	5,284,837

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,896,262 and 152,899,640 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	15,190	15,290
Common stock to be cancelled	–	(100)
Additional paid-in capital	2,773,001	2,773,001
Accumulated other comprehensive income (loss)	(20,137)	(14,021)
Accumulated losses	(11,179,360)	(10,578,195)
Total stockholders’ deficit attributable to the Company	(8,411,206)	(7,803,925)
Non-controlling interest	(7,315)	(3,447)
Total stockholders’ deficit	(8,418,521)	(7,807,372)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$247,258	$337,609

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$49,260	$22,309

Cost of revenue (includes related party expenses, $88,322 and $151,850 for the 3 months ended March 31, 2023 and 2022, respectively)	(145,085)	(154,196)

Gross loss	(95,825)	(131,887)

Operating expenses:
Research and development (includes related party expenses, $8,981 and $8,997 for the 3 months ended March 31, 2023 and 2022, respectively)	(8,981)	(8,997)
General and administrative expenses (includes related party expenses, $37,618 and $41,745 for the 3 months ended March 31, 2023 and 2022, respectively)	(375,330)	(517,608)
Total operating expenses	(384,311)	(526,605)

Loss from operations	(480,136)	(658,492)

Other income (expense):
Interest income	–	77
Interest expense	(4,160)	–
Written off of accounts receivable	(33,286)	–
Foreign exchange loss	5,916	–
Cybersecurity service income	480	–
Sundry income	365	–
Total other income (expense)	(30,685)	77

LOSS BEFORE INCOME TAXES	(510,821)	(658,415)

Income tax expense	–	–

NET LOSS	(510,821)	(658,415)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(4,028)	–
NET LOSS ATTRIBUTABLE TO THE COMPANY	(506,793)	(658,415)

Other comprehensive income:
Foreign currency translation income	(5,956)	33,249

COMPREHENSIVE LOSS	$(516,777)	$(625,166)

Loss per share attribute to the company's shareholders:
Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	152,386,802	152,899,640

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred stock		Common stock		Stock to be cancelled		Additional	Accumulated other		Non-	Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit
Balance as of January 1, 2022	1,000,000	$100	152,899,640	$15,290	–	$–	$3,062,662	$(12,530)	$(7,834,706)	$–	$(4,769,184)
Foreign currency translation adjustment	–	–	–	–	–	–	–	33,249	–	–	33,249
Net loss for the period	–	–	–	–	–	–	–	–	(658,415)	–	(658,415)
Balance as of March 31, 2022	1,000,000	$100	152,899,640	$15,290	–	$–	$3,062,662	$20,719	$(8,493,121)	$–	$(5,394,350)

Balance as of January 1, 2023	1,000,000	$100	152,899,640	$15,290	1,003,378	$(100)	$2,773,001	$(14,021)	$(10,578,195)	$(3,447)	$(7,807,372)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	(1,003,378)	(100)	(1,003,378)	100		–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	(6,116)	–	160	(5,956)
Net loss for the period	–	–	–	–	–	–	–	–	(506,793)	(4,028)	(510,821)
Balance as of March 31, 2023	1,000,000	$100	151,896,262	$15,190	–	$–	$2,773,001	$(20,137)	$(11,179,360)	$(7,315)	$(8,418,521)

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(510,821)	$(658,415)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	3,008	8,680
Amortization of debt discount	1,894	–
Amortization non-cash financing cost	2,266	–
Written off of accounts receivable	33,286	–
Right of use amortization	3,081	1,265

Change in operating assets and liabilities:
Accounts receivable	94,020	(13,406)
Deposit and other receivables	(10,170)	(3,209)
Accounts payable	(15,561)	3,907
Accrued liabilities and other payables	31,529	35,493
Accrued compensation payable to officers and directors	6,669	27,209
Contract liability	(30,419)	262
Operating lease liabilities	(3,081)	(1,254)
Net cash used in operating activities	(394,299)	(599,468)

Cash flows from investing activities:
Purchase of plant and equipment	(2,029)	(5,572)
Capitalization of development costs	–	(66,679)
Net cash used in investing activities	(2,029)	(72,251)

Cash flows from financing activities:
Advances from related parties	436,553	655,105
Net cash provided by financing activities	436,553	655,105

Effect on exchange rate change on cash	(9,133)	8,388

Net increase (decrease) in cash	31,092	(8,226)

CASH, BEGINNING OF PERIOD	36,808	23,192

CASH, END OF PERIOD	$67,900	$14,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Leet Technology Inc. (formerly Blow & Drive Interlock Corporation (“BDIC”)) (“the Company” or “LTES”) was incorporated on July 2, 2013 under the laws of the State of Delaware. The Company currently operates an eSports platform in Malaysia.

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

Pursuant to the Merger, upon completing the Corporate Action with FINRA, each issued and outstanding share of the Company common stock/ preferred stock shall be transferred to Leet BVI and converted into one new ordinary share (“Ordinary Share”) or preferred share (“Preferred Share”) of LEET BVI, as the case may be. As a result, LEET BVI shall issue an aggregate of approximately 151,096,262 Ordinary Shares and 6,898,256 Preferred Shares to former the Company shareholders. The LEET BVI Ordinary Shares issued and outstanding immediately prior to the Effective Time remained outstanding upon the Effective Time and were unaffected by the Merger. As a result, immediately following the Merger, LEET BVI shall have approximately 151,096,262 Ordinary Shares outstanding and 6,898,256 Preferred Shares outstanding.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Leet Entertainment Sdn. Bhd.	Malaysia	Provision of information technology and mobile application development and digital content publishing service	1,000 ordinary shares at par value of MYR1	100%

LEET Inc.	BVI	Investment holding	1 ordinary share at par value of US$1	100%

Leet Technology (BD) Ltd.	Bangladesh	Provision of information technology and mobile application development and digital content publishing service	100,000 ordinary shares at par value of Taka 100	80%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.	LIQUIDITY GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements.

As of March 31, 2023, the Company had $67,900 in cash, working capital deficit of $3,167,665 and accumulated deficit of $11,179,360. The Company incurred a continuous net loss of $510,821 during the three months ended March 31, 2023. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2023 and December 31, 2022, there were no allowance for doubtful accounts.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the three months ended March 31, 2023 and 2022.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended March 31,
	2023	2022

White label solutions	$32,453	$17,373
Esport tournament management and team services	–	3,314
Matchroom Mini-app solutions	16,807	1,622
	$49,260	$22,309

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

For the year ended December 31, 2022, the Company incurred $20,000 tax penalties imposed by IRS for FY 2021 income tax return. For the three months ended March 31, 2023, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”)). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.0094 and 0.0097, at March 31, 2023 and December 31, 2022, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.0096 for the three months ended March 31, 2023). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.22672 and 0.22692, at March 31, 2023 and December 31, 2022, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.22799 and 0.23868 for the three months ended March 31, 2023 and 2022, respectively).

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

	As of
	March 31, 2023	December 31, 2022
	(Shares)	(Shares)

Convertible shares	58,982,560	58,982,560

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

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	March 31, 2023	December 31, 2022

Computer and equipment	$141,306	$139,407
Furniture and fixtures	8,448	8,455
Leasehold improvements	21,330	21,348
	171,084	169,210
Less: accumulated depreciation	(48,705)	(45,752)
	$122,379	$123,458

Depreciation expense for the three months ended March 31, 2023 and 2022 were $3,008 and $8,680, respectively.

5.	LEASE LIABILITY

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

The consolidated balance sheet allocation of assets and liabilities related to operating lease is as follows:

	Consolidated Balance	As of
	Sheets Caption	March 31, 2023	December 31, 2022

Assets	Operating lease right-of-use assets	$5,974	$9,046

Liabilities:
Current	Operating lease liability – current	$5,974	$9,046
Non-current	Operating lease liability – non-current	–	–

Total lease liabilities		$5,974	$9,046

For the three months ended March 31, 2023 and 2022, the Company recorded lease expenses of $0 and $1,289 respectively.

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

Year Ended March 31,
2024	5,997
2025	–
2026	–
2027	–
2028	–
Total minimum lease payments	5,997
Less: interest	23

Total present value of lease liabilities	$5,974

6.	STOCKHOLDERS’ DEFICIT

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

As of March 31, 2023 and December 31, 2022, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of March 31, 2023 and December 31, 2022, there was 5,898,256 Series B preferred shares issued or outstanding.

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

As of March 31, 2023 and December 31, 2022, the Company had a total of 151,896,262 and 152,899,640 shares of its common stock issued and outstanding, respectively.

7.	MEZZANINE EQUITY

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

Preferred Stock – Series B – As of December 31, 2021	$–
Issuance of Series B Convertible Preferred Stock on September 30, 2022	5,190,465
Dividends of Series B Convertible Preferred Stock as of December 31, 2022	94,372
Preferred Stock – Series B – As of December 31, 2022	5,284,837
Dividends of Series B Convertible Preferred Stock as of March 31, 2023	92,372
Preferred Stock – Series B – As of March 31, 2023	$5,379,209

8	LOSS PER SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per share”. Basic net loss per common share (“EPS”) s computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022

Net loss for the period attribute to the Company	$(506,793)	$(658,415)

Weighted average number of common shares outstanding, basic and diluted	152,386,802	152,899,640

Basic and diluted loss per common share:	$(0.00)	$(0.00)

9.	INCOME TAX

The Company recorded $0 tax provision for the three months ending March 31, 2023 and 2022, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

At March 31, 202, the Company has U.S. federal operating loss carryforwards of approximately $4 million. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At March 31, 2023, the Company’s subsidiary operating in Malaysia has net operating loss of approximately $1.9 million. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At March 31, 2023, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $42,100 which can be carried forward for a maximum period of six years.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of March 31, 2023 and December 31, 2022. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

10.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of March 31, 2023	As of December 31, 2022

Due to Porta Capital Limited (“Porta Capital”)	$324,315	$76,949
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	714,830	561,947
Due to Bru Haas Sdn Bhd (“Bru Haas”)	14,801	33,588
Due to Clicque Technology Snd Bhd (“Clicque”)	118,984	79,389
Due from Mr. Kamal Hamidon	–	(850)
Due from Mr. Song Dai (“Mr. Song”)	(8,671)	(8,671)
Due to Long Ding Jung	1,493	–
Due to Ganesha A/L Karuppiaya	8,812	–
Due from Mohammad Shakawat	(66)	–
Due to Leet Entertainment Group Limited (“Leet HK”)	417,282	414,814
	$1,591,780	$1,157,166

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

		Three months ended March 31,
Nature of transactions with related parties		2023	2022

Research and development consulting fee to related parties:
- Porta Capital	(a)	$8,981	$8,997

Consultancy fee to related parties
- Clicque	(b)	$37,618	$41,745

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$28,440	$28,440
- Bru Haas (B)	(d)	59,874	69,410
- Clicque	(d)	8	–
Total		$88,322	$97,850

Network Bandwidth expense to Bru Haas (B)	(e)	$–	$54,000

Director fee
- Ganesha		$3,420	$3,580
- Kamal Hamidon		12,311	12,889
- Ding Jung Long		13,991	23,629

Total		$29,722	$40,098

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

During the three months ended March 31, 2023 and 2022, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,500 per month.

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

For the three months ended March 31, 2023, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2023			March 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$32,060	$65%		$–

Total:	$32,060	65%	Total:	$–

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

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of TAKA and MYR converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(d)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash   are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000 if the bank with which an individual/a company hold its eligible deposit fails. At March 31, 2023 and December 31, 2022, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

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

13.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to October 6, 2023, the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

As of March 31, 2023, the Company had $67,900 in cash, working capital deficit of $3,039,312 and accumulated deficit of $11,179,360. The Company incurred a continuous loss of $510,821 during the three months ended March 31, 2023. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

For the three months ended March 31, 2023 and 2022, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of March 31, 2023 and March 31, 2022:

	Three months ended March 31, 2023			March 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$32,600	65%		$–

Total:	$32,600	65%	Total:	$–

	Three months ended March 31, 2022			March 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,288	69%		$15,369
Customer B	3,314	15%		3,438

Total:	$18,602	84%	Total:	$18,807

All of our major customers are located in Malaysia, India and Philippines

Revenue increased by 120.8% to $49,260 for the three months ended March 31, 2023, from $22,309 for the three months ended March 31, 2022. The increase in revenue is mainly attributed by our new white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue decreased by 5.9% to $145,085 for the three months ended March 31, 2023, from $154,196 for the three months ended March 31, 2022. The decrease in cost of revenue is due to the decrease in the rental of platform server cost, network bandwidth cost, and direct labor costs incurred during the period.

General and administrative expenses decreased by 27.5% to $375,330 for the three months ended March 31, 2023, from $517,608 for the three months ended March 31, 2022. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, salaries and wages, and travelling expense for the expansion of business.

Net loss decreased by 22.4% to $510,821 for the three months ended March 31, 2023, from net loss of $658,415 for the three months ended March 31, 2022. The decrease in net loss is mainly attributed from the increase in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $67,900 accounts receivable of $29,189, deposit and other receivables of $21,816. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(394,299)	$(599,468)
Net cash used in investing activities	(2,029)	(72,251)
Net cash provided by financing activities	436,553	655,105

Net Cash Used In Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $394,299, which consisted primarily of a net loss of $510,821, an decrease in accounts receivable of $94,020, an increase in deposit and other receivables of $10,170, an increase in accrued liabilities and other payables of $31,529, an decrease in account payables of $15,561 and offset by depreciation on plant and equipment of $3,008, amortization of debt discount of $1,894, non-cash financing cost of $2,266, written off of accounts receivable of $33,286, an increase in accrued compensation payable to officers and directors of $6,669, and an decrease in deferred revenue of $30,419.

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

Net Cash Used In Investing Activities.

For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $2,029 and $72,251, respectively which consisted primarily of capitalization of software platform costs and purchase of plant and equipment.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2023 and 2022, net cash provided by financing activities was $436,553 and $655,105, respectively which consisted primarily of advances from related parties.

Off-Balance Sheet Arrangements

We have not entered any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2022, as well as Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2023.

During the three months ended March 31, 2023, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 and there have been no changes for the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, we did not issue any unregistered securities:

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

Leet Technology Inc.

Dated: October 6, 2023	/s/ Dai SONG
Interim Chief Executive Officer

Dated: October 6, 2023	/s/ Jayaisvaran Muruhan
Interim Chief Financial Officer and Principal Accounting Officer

