Form 10-Q
period 2023-06-30
Leet Technology Inc.
filed 2023-11-20
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 20, 2023, there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 6,898,256 issues of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current asset:
Cash	$62,622	$36,808
Accounts receivable	28,163	156,585
Deposit and other receivables	12,946	11,712
Total current assets	103,731	205,105

Non-current asset:
Plant and equipment, net	112,995	123,458
Right of use assets	2,737	9,046
Total non-current assets	115,732	132,504

TOTAL ASSETS	$219,463	$337,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$488,030	$530,198
Accrued liabilities and other payables	293,919	379,872
Accrued compensation payable to officers and directors	400,651	413,443
Contract liability	285,355	270,795
Amounts due to related parties	2,066,181	1,157,166
Convertible promissory note		99,624
Operating lease liabilities	2,737	9,046

Total current liabilities	3,536,873	2,860,144

TOTAL LIABILITIES	3,536,873	2,860,144

Commitments and contingencies

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 and 5,898,256 issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	5,473,581	5,284,837

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,096,262 and 152,899,640 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	15,110	15,290
Common stock to be cancelled	–	(100)
Additional paid-in capital	2,773,081	2,773,001
Accumulated other comprehensive income (loss)	12,544	(14,021)
Accumulated losses	(11,584,313)	(10,578,195)
Total stockholders’ deficit attributable to the Company	(8,783,478)	(7,803,925)
Non-controlling interest	(7,513)	(3,447)
Total stockholders’ deficit	(8,790,991)	(7,807,372)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$219,463	$337,609

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022

Revenue	$95,876	$42,552	$145,136	$64,861
Cost of revenue (includes related party expenses, $223,848 and $312,170 for the three and six months ended June 30, 2023, and includes related party expenses, $142,072 and $293,922 for the three and six months ended June 30, 2022)	(156,811)	(215,749)	(301,896)	(369,945)

Gross loss	(60,935)	(173,197)	(156,760)	(305,084)

Operating expenses:
Research and development (includes related party expenses, $8,957 and $17,938 for the three and six months ended June 30, 2023, and includes related party expenses, $9,068 and $18,065 for the three and six months ended June 30, 2022)	(8,957)	(9,068)	(17,938)	(18,065)
General and administrative expenses (includes related party expenses, $54,893 and $122,233 for the three and six months ended June 30, 2023, and includes related party expenses, $40,203 and $81,948 for the three and six months ended June 30, 2022)	(277,599)	(437,185)	(652,929)	(954,793)
Total operating expenses	(286,556)	(446,253)	(670,867)	(972,858)

Loss from operations	(347,491)	(619,450)	(827,627)	(1,277,942)

Other income (expense):
Interest income	–	–	–	77
Interest expense	(1,386)	–	(5,546)	–
Written off of accounts receivable	503	–	(32,783)	–
Foreign exchange loss	9,321	–	15,237	–
Cybersecurity service income	14,422	–	14,902	–
Gain on disposal of subsidiaries	–	10,239	–	10,239
Loss on early redemption of convertible promissory note	(28,340)	–	(28,340)	–
Sundry income	42,140	111	42,505	111
Total other income	36,660	10,350	5,975	10,427

LOSS BEFORE INCOME TAXES	(310,831)	(609,100)	(821,652)	(1,267,515)

Income tax expense	–	–	–	–

NET LOSS	(310,831)	(609,100)	(821,652)	(1,267,515)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(250)	–	(4,278)	–
NET LOSS ATTRIBUTABLE TO THE COMPANY	(310,581)	(609,100)	(817,374)	(1,267,515)

Other comprehensive income:
Foreign currency translation income	38,689	233,276	32,733	266,525

COMPREHENSIVE LOSS	$(272,142)	$(375,824)	$(788,919)	$(1,000,990)

Loss per share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number common shares outstanding
- Basic and Diluted	152,060,286	152,899,640	152,060,286	152,899,640

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred stock		Common stock		Stock to be cancelled		Additional	Accumulated other		Non-	Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit
Balance as of January 1, 2022	1,000,000	$100	152,899,640	$15,290	–	$–	$3,062,662	$(12,530)	$(7,834,706)	$–	$(4,769,184)
Foreign currency translation adjustment	–	–	–	–	–	–	–	33,249	–	–	33,249
Net loss for the period	–	–	–	–	–	–	–	–	(658,415)	–	(658,415)
Balance as of March 31, 2022	1,000,000	$100	152,899,640	$15,290	–	$–	$3,062,662	$20,719	$(8,493,121)	$–	$(5,394,350)
Foreign currency translation adjustment	–	–	–	–	–	–	–	233,276	–	–	233,276
Net loss for the period	–	–	–	–	–	–	–	–	(609,100)	–	(609,100)
Balance as of June 30, 2022	1,000,000	$100	152,899,640	$15,290	–	$–	$3,062,662	$253,995	$(9,102,221)	$–	$(5,770,174)

Balance as of January 1, 2023	1,000,000	$100	152,899,640	$15,290	1,003,378	$(100)	$2,773,001	$(14,021)	$(10,578,195)	$(3,447)	$(7,807,372)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	(1,003,378)	(100)	(1,003,378)	100		–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	(6,116)	–	160	(5,956)
Net loss for the period	–	–	–	–	–	–	–	–	(506,793)	(4,028)	(510,821)
Balance as of March 31, 2023	1,000,000	$100	151,896,262	$15,190	–	$–	$2,773,001	$(20,137)	$(11,179,360)	$(7,315)	$(8,418,521)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	(800,000)	(80)	–	–	80	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	32,681	–	52	32,733
Net loss for the period	–	–	–	–	–	–	–	–	(310,581)	(250)	(310,831)
Balance as of June 30, 2023	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$12,544	$(11,584,313)	$(7,513)	$(8,790,991)

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(821,652)	$(1,267,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	5,717	17,941
Amortization on intangible assets	–	63,377
Amortization of debt discount	2,525	–
Amortization non-cash financing cost	3,021	–
Written off of accounts receivable	32,783	–
Loss on early redemption of Convertible Promissory Note	28,340	–
Right of use amortization	–	2,483
Gain on disposal of subsidiaries	–	(10,239)

Change in operating assets and liabilities:
Accounts receivable	92,307	(16,984)
Deposit and other receivables	(1,981)	(2,892)
Accounts payable	(13,028)	110,809
Accrued liabilities and other payables	(95,222)	12,493
Accrued compensation payable to officers and directors	10,867	40,763
Contract liability	31,162	271,273
Operating lease liabilities	–	(2,467)
Net cash used in operating activities	(725,161)	(780,958)

Cash flows from investing activities:
Purchase of plant and equipment	(1,998)	(9,666)
Disposal of cash from subsidiaries	–	(11,012)
Capitalization of development costs	–	(143,431)
Net cash used in investing activities	(1,998)	(164,109)

Cash flows from financing activities:
Advances from (repayment to) a director	841	(613)
Advances from related parties	940,716	928,734
Repayment of convertible promissory note	(134,921)	–
Net cash provided by financing activities	806,636	928,121

Effect on exchange rate change on cash	(53,663)	(3,933)

Net increase (decrease) in cash	25,814	(20,879)

CASH, BEGINNING OF PERIOD	36,808	23,192

CASH, END OF PERIOD	$62,622	$2,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

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

As of June 30, 2023, the Company had $62,622 in cash, working capital deficit of $3,433,142 and accumulated deficit of $11,584,313. The Company incurred a continuous net loss of $821,652 during the six months ended June 30, 2023. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

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

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2023 and December 31, 2022, there were no allowance for doubtful accounts.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the six months ended June 30, 2023 and 2022.

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

The amount to be recognized as revenue equals the predetermined event management fee as per the agreement in place between the Company and the customer. The Company fulfills its performance obligation through the execution and completion of hosting the tournament, over the period of performance that being the multi-day tournament. The amount per the contract is based on the needs of the customer and the required level of manpower or skills needed for the relevant tournament.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

White label solutions	$83,043	$35,362	$115,496	$52,735
Esport tournament management and team services	–	5,082	–	8,396
Matchroom Mini-app solutions	12,833	2,108	29,640	3,730
	$95,876	$42,552	$145,136	$64,861

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

For the year ended December 31, 2022, the Company incurred $20,000 tax penalties imposed by IRS for FY 2021 income tax return. For the six months ended June 30, 2023, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”)). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.0093 and 0.0097, at June 30, 2023 and December 31, 2022, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.0095 for the six months ended June 30, 2023). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.21421 and 0.22692, at June 30, 2023 and December 31, 2022, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.22454 and 0.23427 for the six months ended June 30, 2023 and 2022, respectively).

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

	As of
	June 30, 2023	December 31, 2022
	(Shares)	(Shares)

Convertible shares	58,982,560	58,982,560

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

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	June 30, 2023	December 31, 2022

Computer and equipment	$133,506	$139,407
Furniture and fixtures	7,981	8,455
Leasehold improvements	20,153	21,348
	161,640	169,210
Less: accumulated depreciation	(48,645)	(45,752)
	$112,995	$123,458

Depreciation expense for the six months ended June 30, 2023 and 2022 were $5,717 and $17,941, respectively.

5.	LEASE LIABILITY

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

The consolidated balance sheet allocation of assets and liabilities related to operating lease is as follows:

	Consolidated Balance	As of
	Sheets Caption	June 30, 2023	December 31, 2022

Assets	Operating lease right-of-use assets	$2,737	$9,046

Liabilities:
Current	Operating lease liability – current	$2,737	$9,046
Non-current	Operating lease liability – non-current	–	–

Total lease liabilities		$2,737	$9,046

For the six months ended June 30, 2023 and 2022, the Company recorded lease expenses of $6,130 and $2,530 respectively.

The future minimum operating lease commitments for operating leases having initial or non-cancelable terms in excess of one year are as follows:

Year ending June 30,
2024	$2,737
2025	–
2026	–
2027	–
2028	–
Total minimum lease payments	2,742
Less: interest	5

Total present value of lease liabilities	$2,737

6.	STOCKHOLDERS’ DEFICIT

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

As of June 30, 2023 and December 31, 2022, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of June 30, 2023 and December 31, 2022, there was 5,898,256 Series B preferred shares issued or outstanding.

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

On February 13, 2023, the aggregate of 1,003,378 shares of restricted common stock was returned for cancellation.

On June 15, 2023, the aggregate of 800,000 shares of restricted common stock was returned for cancellation.

As of June 30, 2023 and December 31, 2022, the Company had a total of 151,096,262 and 152,899,640 shares of its common stock issued and outstanding, respectively.

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

Preferred Stock – Series B – As of December 31, 2021	$–
Issuance of Series B Convertible Preferred Stock on September 30, 2022	5,190,465
Dividends of Series B Convertible Preferred Stock as of December 31, 2022	94,372
Preferred Stock – Series B – As of December 31, 2022	5,284,837
Dividends of Series B Convertible Preferred Stock as of June 30, 2023	188,744
Preferred Stock – Series B – As of June 30, 2023	$5,473,581

8	LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022

Net loss for the period attribute to the Company	$(817,374)	$(1,267,515)

Weighted average number of common shares outstanding, basic and diluted	152,060,286	152,899,640

Basic and diluted loss per common share:	$(0.01)	$(0.01)

9.	INCOME TAX

The Company recorded $0 tax provision for the six months ended June 30, 2023 and 2022, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

At June 30, 2023, the Company has U.S. federal operating loss carryforwards of approximately $4 million. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At June 30, 2023, the Company’s subsidiary operating in Malaysia has net operating loss of approximately $2.1 million. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At June 30, 2023, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $43,354 which can be carried forward for a maximum period of six years.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of June 30, 2023 and December 31, 2022. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

10.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of June 30, 2023	As of December 31, 2022

Due to Porta Capital Limited (“Porta Capital”)	$573,254	$76,949
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	828,326	561,947
Due to Bru Haas Sdn Bhd (“Bru Haas”)	35,073	33,588
Due to Clicque Technology Snd Bhd (“Clicque”)	149,892	79,389
Due from Mr. Kamal Hamidon	–	(850)
Due from Mr. Song Dai (“Mr. Song”)	(8,745)	(8,671)
Due to Leet Entertainment Group Limited (“Leet HK”)	488,381	414,814
	$2,066,181	$1,157,166

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

The advances from Mr. Song are mainly for working capital purpose. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

		Six months ended June 30,
Nature of transactions with related parties		2023	2022

Research and development consulting fee to related parties:
- Porta Capital	(a)	$17,938	$18,066

Consultancy fee to related parties
- Clicque	(b)	$74,099	$81,948

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$56,803	$65,800
- Bru Haas (B)	(d)	147,717	120,615
- Clicque	(d)	20	–
Total		$204,540	$186,415

Network Bandwidth expense to Bru Haas (B)	(e)	$107,630	$107,503

Director fee
- Ganesha		$6,736	$7,028
- Kamal Hamidon		17,514	25,301
- Ding Jung Long		23,884	46,386

Total		$48,134	$78,715

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

The advances to Mr. Song are mainly for working capital purpose. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

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

For the six months ended June 30, 2023, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended June 30, 2023			June 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$114,847	79%		$9,872

Total:	$114,847	79%	Total:	$9,872

For the six months ended June 30, 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$45,083	70%		$31,311

Total:	$45,083	70%	Total:	$31,311

For the three months ended June 30, 2023, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2023			June 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$82,787	86%		$9,872

Total:	$82,787	86%	Total:	$9,872

For the three months ended June 30, 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$29,795	70%		$31,311
Customer B	$4,360	10%		$–

Total:	$34,155	80%	Total:	$31,311

(b)	Economic and political risk

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash   are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000 if the bank with which an individual/a company hold its eligible deposit fails. At June 30, 2023 and December 31, 2022, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 20, 2023  , the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

As of June 30, 2023, the Company had $62,622 in cash, working capital deficit of $3,433,142 and accumulated deficit of $11,584,313. The Company incurred a continuous loss of $821,652 during the six months ended June 30, 2023. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing.

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

Three months ended June 30, 2023, compared to the three months ended June 30, 2022

For the three months ended June 30, 2023 and 2022, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of June 30, 2023 and 2022:

	Three months ended June 30, 2023			June 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$82,787	86%		$9,872

Total:	$82,787	86%	Total:	$9,872

	Three months ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$29,795	70%		$31,311
Customer B	4,360	10%		–

Total:	$34,155	80%	Total:	$31,311

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased by 125.3% to $95,876 for the three months ended June 30, 2023, from $42,552 for the three months ended June 30, 2022. The increase in revenue is mainly attributed by our new white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue decreased by 27.3% to $156,811 for the three months ended June 30, 2023, from $215,749 for the three months ended June 30, 2022. The decrease in cost of revenue is due to the decrease in the rental of platform server cost, network bandwidth cost, and direct labor costs incurred during the period.

General and administrative expenses decreased by 36.5% to $277,599 for the three months ended June 30, 2023, from $437,185 for the three months ended June 30, 2022. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, salaries and wages, and travelling expense for the expansion of business.

Net loss decreased by 49.0% to $310,831 for the three months ended June 30, 2023, from net loss of $609,100 for the three months ended June 30, 2022. The decrease in net loss is mainly attributed from the increase in general and administrative expenses.

Six months ended June 30, 2023, compared to the six months ended June 30, 2022

For the six months ended June 30, 2023 and 2022, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of June 30, 2023 and 2022:

	Six months ended June 30, 2023			June 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$114,847	79%		$9,872

Total:	$114,847	79%	Total:	$9,872

	Six months ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$45,083	70%		$31,311

Total:	$45,083	70%	Total:	$31,311

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased by 123.8% to $145,136 for the six months ended June 30, 2023, from $64,861 for the six months ended June 30, 2022. The increase in revenue is mainly attributed by our new white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue decreased by 18.4% to $301,896 for the six months ended June 30, 2023, from $369,945 for the six months ended June 30, 2022. The decrease in cost of revenue is due to the decrease in the rental of platform server cost, network bandwidth cost, amortization of capitalized development costs and direct labor costs incurred during the period.

General and administrative expenses decreased by 31.6% to $652,929 for the six months ended June 30, 2023, from $954,793 for the six months ended June 30, 2022. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, company and secretarial expenses, depreciation on right-of-use assets, telecommunication expenses and investor relations fee.

Net loss decreased 35.2% to $821,652 for the six months ended June 30, 2023, from net loss of $1,267,515 for the six months ended June 30, 2022. The decrease in net loss is mainly attributed from the decrease in general and administrative expenses and cost of revenue.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $62,622, accounts receivable of $28,163, deposit and other receivables of $12,946. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(725,161)	$(780,958)
Net cash used in investing activities	(1,998)	(164,109)
Net cash provided by financing activities	806,636	928,121

Net Cash Used In Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $725,161, which consisted primarily of a net loss of $821,652, an decrease in accounts receivable of $92,307, an increase in deposit and other receivables of $1,981, an decrease in accrued liabilities and other payables of $95,222, an decrease in account payables of $13,028 and offset by depreciation on plant and equipment of $5,717, amortization of debt discount of $2,525, non-cash financing cost of $3,021, written off of accounts receivable of $32,783, loss on early redemption of convertible promissory note of $28,340, an increase in accrued compensation payable to officers and directors of $10,867, and an increase in deferred revenue of $31,162.

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

Net Cash Used In Investing Activities.

For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $1,998 and $164,109, respectively which consisted primarily of capitalization of software platform costs and purchase of plant and equipment.

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2023 and 2022, net cash provided by financing activities was $806,636 and $928,121, respectively which consisted primarily of advances from related parties and repayment of convertible promissory note.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2022, as well as Note 3 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2023.

During the six months ended June 30, 2023, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 and there have been no changes for the six months ended June 30, 2023.

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

During the six months ended June 30, 2023, we did not issue any unregistered securities:

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

Leet Technology Inc.

Dated: November 20, 2023	/s/ Dai SONG
Interim Chief Executive Officer

Dated: November 20, 2023	/s/ Jayaisvaran Muruhan
Interim Chief Financial Officer and Principal Accounting Officer

