Form 10-K
period 2023-12-31
Leet Technology Inc.
filed 2024-04-15
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2024, there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 6,898,256 issues of preferred stock issued and outstanding, par value $0.0001.

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

ii

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

Matchroom is our flagship product. It was first released to the public in January 2019 as the pioneering and premier eSports platform in Malaysia. Today, it is quickly expanding to many South and Southeast Asian nations through strategic partnerships.

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

In 2023, we improved our white label partnership with Smart Communications by enhancing the white label platform, Giga Arena and introducing new esports and arcade games. In June 2023, we launched our white label partnership with Robi Axiata.

In 2024 we will continue to focus on a B2B (Business to Business) model with mobile network operators within Southeast Asia, South Asia and other continents to extend our platform’s (Maverick) product offerings via a white label model, of which our telco subscribers will subscribe to a data package that offers a tournament pass or ticket granting users to compete in a series of tournaments on the platform.

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

Based on our current roadmap, we intend to cover Southeast Asia, and parts of South Asia, namely Malaysia, Philippines, Indonesia, Bangladesh, Sri Lanka and Cambodia within the next 12 months. The following 24 months in 2025 to 2026 will see us incorporating Vietnam, Nepal, Middle East, and African markets into our platform.

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

Employees

As of December 31, 2023, we have approximately 5 full time employees based in Malaysia, 3 full time employees based in Vietnam, 6 full time employees based in the Philippines, and 1 full time employees based in Indonesia. We have never experienced a work stoppage. As of December 31, 2022, we have approximately 14 full time employees based in Malaysia, 3 full time employees based in Vietnam, 6 full time employees based in the Philippines, and 3 full time employees based in Indonesia. We have never experienced a work stoppage.

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

Item 1C – Cybersecurity

Leet Technology Inc. recognized the importance of implementing and maintaining strong cybersecurity protocols to safeguard our information systems. This commitment is aimed at ensuring the confidentiality, integrity, and accessibility of our data.

We have engaged a range of external experts including consultants and cybersecurity assessors, who assist us in evaluating and testing our cybersecurity systems and processes. These engagements are intended to give us access to specialized knowledge and to inform our cybersecurity processes including industry-standard control frameworks and applicable regulations, laws, and standards. Prior to entering into any agreements with third-party providers, comprehensive security assessments will be conducted, accompanied by continuous monitoring to verify adherence to our cybersecurity criteria. This involves quarterly evaluations conducted by our management team and ongoing assessments by our team. Such measures are planned to mitigate the threats of data breaches or other security breaches stemming from third-party service provider.

We have not encountered cybersecurity issues that have significantly impacted our operational performance or financial status.

Our Board of Directors fully aware of the importance of cybersecurity. Furthermore, Board of Directors responsible for supervising data privacy and cybersecurity risks. They routinely examine the Company’s cybersecurity initiatives with management, assessing the sufficiency of controls and security measures for our information technology systems.

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

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be subject to legal and administrative proceedings and claims that arise in the ordinary course of business. We are not currently involved in any legal proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our con assurance such legal proceedings will not have a material impact on future results.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “LTES.” We were initially listed on June 30, 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2023 and 2022, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2022	First Quarter	$0.17	$0.12
	Second Quarter	$0.14	$0.09
	Third Quarter	$0.15	$0.07
	Fourth Quarter	$0.08	$0.04

2023	First Quarter	$0.08	$0.05
	Second Quarter	$0.07	$0.06
	Third Quarter	$0.07	$0.02
	Fourth Quarter	$0.02	$0.0001

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

Holders

As of December 31, 2023, and 2022, there were 20,000,000 shares of our preferred stock authorized, with 1,000,000 shares being Series A Preferred Stock issued and outstanding. Our Series A Preferred Stock has One Million (1,000,000) shares issued and the following rights: (i) no dividend rights; (ii) no liquidation preference over our common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. December 31, 2023 and 2022, all 1,000,000 shares of Series A Preferred Stock were held by Mr. Song Dai.

As of December 31, 2023, and 2022, there were 10,000,000 shares of our Series B Convertible Preferred Stock authorized and the total number of Series B preferred shares issued and outstanding was 5,898,256. Our Series B Convertible Preferred Stock have the following preferences: (i) dividend rights in pari passu with the Company’s common stock on an as converted basis, (ii) liquidation preference over the Company’s common stock, (iii) conversion rights of 10 shares of common stock for each share of Series B Convertible Preferred Stock converted, (iv) no redemption rights, (v) no call rights, (vi) each share of Series B Convertible Preferred Stock will have 1,000 votes on all matters validly brought to the Company’s common stock holders.

As of December 31, 2023, there were 151,096,262 shares of our common stock outstanding held by 144 holders of record and numerous shares held in brokerage accounts.

As of December 31, 2022, there were 152,899,640 shares of our common stock outstanding held by 152 holders of record and numerous shares held in brokerage accounts.

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

The Company has suffered from a working capital deficit and accumulated deficit of $4,007,715 and $12,334,229 at December 31, 2023, respectively. The Company incurred a net loss of $1,383,447 during the year ended December 31, 2023. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

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

Year ended December 31, 2023 compared to the year ended December 31, 2022

	Years ended December 31,
	2023	2022

Revenues	$317,413	$151,977

Cost of revenue	(643,316)	(927,194)
Gross loss	(325,903)	(775,217)

Operating expenses:
Research and development	26,373	(36,287)
General and administrative	(1,193,173)	(1,691,688)
Total operating expenses	(1,166,800)	(1,727,975)

Other income (expense):
Changes in fair value of derivative liability	–	1,575
Common stock cancellation	–	300,000
Cybersecurity service income	66,930	18,609
Foreign exchange gain	64,948	–
Loss on settlement with related parties	–	(471,860)
Loss on early redemption of convertible promissory note	(28,340)	–
Impairment of other receivable	(1,301)	–
Interest expense	(5,546)	(2,609)
Written off of accounts receivable	(32,035)	–
Sundry income	44,600	4,548
	109,256	(149,737)

Loss before income taxes	(1,383,447)	(2,652,929)

Income tax expense	–	–

NET LOSS	$(1,383,447)	$(2,652,929)

During the years ended December 31, 2023 and 2022, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2023			December 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$289,368	91%		$11,768

Total:	$289,368	91%	Total:	$11,768

	Year ended December 31, 2022			December 31, 2022
Core Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$69,259	45%		$66,000
Customer B	16,546	11%		3,638

Total:	$85,805	56%	Total:	$69,638

All of our major customers are located in Malaysia, India, Cambodia, and Philippines.

Revenue increased by 108.9% to $317,413 for the year ended December 31, 2023, from $151,977 for the year ended December 31, 2022. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue decreased by 30.6% to $643,316 for the year ended December 31, 2023, from $927,194 for the year ended December 31, 2022. The decrease in cost of revenue is due to the decrease in rental of platform server cost, network bandwidth expenses, direct labor costs, amortization of capitalized development.

General and administrative expenses decreased by 29.5% to $1,193,173 for the year ended December 31, 2023, from $1,691,688 for the year ended December 31, 2022. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, legal and professional fees, and directors’ remuneration.

Net loss decreased 47.9% to $1,383,447 for the year ended December 31, 2023, from $2,652,929 for the year ended December 31, 2022. The decrease in net loss is mainly attributed by the decrease in general and administrative expenses and cost of revenue.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $16,580, accounts receivable of $16,781 and deposit and other receivables of $15,036. Such cash amounts and other sources of liquidity were not sufficient to support our operations in the next twelve months. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations. In the absence of such financing, our business will likely fail.

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(1,316,149)	$(1,873,154)
Net cash used in investing activities	$(1,953)	$(11,940)
Net cash provided by financing activities	$1,400,914	$1,892,870

Net Cash Used In Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $1,316,149, which consisted primarily of a net loss of $1,383,447, a decrease in accounts receivable of $28,178, an increase in deposit and other receivables of $3,826, an increase in accrued liabilities and other payables of $347,189, a decrease in account payables of $451,784 and offset by depreciation on plant and equipment of $36,755, amortization of debt discount of $2,525, non-cash financing cost of $3,020, written off of accounts receivable of $32,034, loss on early redemption of convertible promissory note of $28,340, impairment of other receivable of $1,301, a decrease in accrued compensation payable to officers and directors of $10,613, and an increase in deferred revenue of $54,177.

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

Net Cash Used In Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $1,953, which consisted primarily of net cash outflow from purchase of plant and equipment.

For the year ended December 31, 2022, net cash used in investing activities was $11,940, which consisted primarily of net cash outflow from purchase of plant and equipment.

Net Cash Provided By Financing Activities

For the year ended December 31, 2023, net cash generated from financing activities was $1,023.425 consisting primarily of advances from related parties and repayment of convertible promissory note.

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

For the years ended December 31, 2023 and 2022, the Company did not have any interest and penalties associated with uncertain tax positions. As of December 31, 2023 and 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

For a description of recent accounting pronouncements, see Note 3 of the notes to our consolidated financial statements for the year ended December 31, 2023, included elsewhere in this Report.

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

LEET TECHNOLOGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Leet Technology Inc.

805, 8th Floor

Menara Mutiara Majestic, Jalan Othman

46000 Petaling Jaya, Selangor

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Leet Technology Inc. (the ‘Company’) as of December 31, 2023, and the related consolidated statements of profit or loss, changes in stockholders’ equity, and cash flows for the year ended of December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended December 31, 2023, the Company had working capital deficit of $4,007,715 and accumulated deficit of $12,334,229. The Company incurred a net loss of $1,383,447 during the year ended December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way of our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosure to which they relate.

Revenue and deferred revenue recognition

Revenue and deferred revenue recognition are key aspects of the financial statements, and during our audit for the financial year ended December 31, 2023, we identified several critical audit matters related to revenue and deferred revenue recognition. These matters require significant judgement involved in recognizing revenue and deferred revenue under contractual agreements.

Our audit procedure in this area among others to test the completeness, accuracy, and occurrence of revenue included the following:

a)	Identified the performance obligations in contractual agreements;
b)	Assessed and evaluated the degree of control of the Company has over the goods and services and the point at which control is transferred to the customer;
c)	Determined, allocated and assessed the recognition of transaction price;
d)	Reviewing the application of revenue recognition criteria, including satisfactory of performance obligations and transfer of risk and rewards;
e)	Evaluating the completeness and adequacy of disclosures related to revenue recognition; and
f)	Inquiry management to understand their judgements, assumptions and policies related to revenue recognition.

Recoverability and impairment of financial assets

The Company’s trade receivables amounted to USD16,781 as at December 31, 2023, represents approximately 12.7% of the Company’s total asset.

We focus and assess the recoverability of the financial assets involved judgements and estimation uncertainty in analyzing historical trend of payment, indicators of expected credit losses (ECL) and customer payment terms. Auditing financial assets is an essential component of the financial audit process.

Our audit procedures in this area among others to test the valuation of financial assets included the following:

a)	Obtained debtor confirmation requests to the Company’s customers to confirm the balances of their outstanding receivables;
b)	Reviewed ageing analysis of receivables and testing the reliability thereof;
c)	Reviewed subsequent collections for major trade receivables and overdue amount; and
d)	Inquired management regarding the action plans to recover overdue amounts.

JP CENTURION & PARTNERS PLT
We have served as the Company’s auditor since 2024.
Kuala Lumpur, Malaysia

April 15, 2024

PCAOB ID: 6723

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

Rowland Heights, CA

August 4, 2023

LEET TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022

ASSETS
Current assets:
Cash	$16,580	$36,808
Accounts receivable	16,781	156,585
Deposits and other receivables	15,036	11,712

Total current assets	48,397	205,105

Non-current assets:
Plant and equipment, net	83,932	123,458
Right of use assets, net	–	9,046

Total non-current assets	83,932	132,504

TOTAL ASSETS	$132,329	$337,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$60,378	$530,198
Accrued liabilities and other payables	736,212	379,872
Accrued compensation payable to officers and directors	316,471	413,443
Contract liability	313,616	270,795
Amounts due to related parties	2,629,435	1,157,166
Convertible promissory note	–	99,624
Operating lease liabilities	–	9,046

Total current liabilities	4,056,112	2,860,144

TOTAL LIABILITIES	4,056,112	2,860,144

Commitments and contingencies (Note 14)	–	–

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 shares issued and outstanding as of December 31, 2023 and 2022 respectively	5,662,325	5,284,837

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A, 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,096,262 and 152,899,640 shares issued and outstanding as of December 31, 2023 and 2022, respectively	15,110	15,290
Common stock to be cancelled	–	(100)
Additional paid-in capital	2,773,081	2,773,001
Accumulated other comprehensive income (loss)	(32,074)	(14,021)
Accumulated losses	(12,334,229)	(10,578,195)

Total stockholders’ deficit attributable to the Company	(9,578,012)	(7,803,925)
Non-controlling interest	(8,096)	(3,447)
Total stockholders’ deficit	(9,586,108)	(7,807,372)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,329	$337,609

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2023	2022

Revenue	$317,413	$151,977

Cost of revenue (includes related party expenses, $511,636 and $622,521 in 2023 and 2022)	(643,316)	(927,194)
Gross loss	(325,903)	(775,217)

Operating expenses:
Research and development (includes related party expenses, $35,292 and $36,287 in 2023 and 2022)	26,373	(36,287)
General and administrative expenses	(1,193,173)	(1,691,688)
Total operating expenses	(1,166,800)	(1,727,975)

Loss from operations	(1,492,703)	(2,503,192)

Other income (expense):
Changes in fair value of derivative liability	–	1,575
Common stock cancellation	–	300,000
Cybersecurity service income	66,930	18,609
Foreign exchange gain	64,948	–
Loss on settlement with related parties	–	(471,860)
Loss on early redemption of convertible promissory note	(28,340)	–
Impairment of other receivable	(1,301)	–
Interest expenses	(5,546)	(2,609)
Written off of accounts receivable	(32,035)	–
Sundry income	44,600	4,548
	109,256	(149,737)

LOSS BEFORE INCOME TAXES	(1,383,447)	(2,652,929)

Income tax expense	–	–

NET LOSS	(1,383,447)	(2,652,929)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(4,901)	(3,812)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(1,378,546)	(2,649,117)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(17,801)	(1,491)

COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(4,649)	(3,812)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	(1,396,599)	(2,650,608)
COMPREHENSIVE LOSS	(1,401,248)	(2,654,420)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	150,877,491	152,899,640

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Common stock		Stock to be cancelled		Additional	Accumulated other		Non-	Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit
Balance as of January 1, 2022	1,000,000	$100	152,899,640	$15,290	–	$–	$3,062,662	$(12,530)	$(7,834,706)	$–	$(4,769,184)
Shares issued for consultancy services	–	–	11,498,973	1,150	–	–	2,752,862	–	–	–	2,754,012
Acquisition of Leet BD	–	–	–	–	–	–	–	–	–	365	365
Disposal of subsidiaries	–	–	–	–	–	–	10,239	–	–	–	10,239
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	–	–	1,003,378	(100)	(299,900)	–	–	–	(300,000)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(1,491)	–	–	(1,491)
Net loss for the year	–	–	–	–	–	–	–	–	(2,649,117)	(3,812)	(2,652,929)
Balance as of December 31, 2022	1,000,000	$100	152,899,640	$15,290	1,003,378	$(100)	$2,773,001	$(14,021)	$(10,578,195)	$(3,447)	$(7,807,372)

Dividend	–	–	–	–	–	–	–	–	(377,488)	–	(377,488)
Cancellation of shares	–	–	(1,803,378)	(180)	(1,003,378)	100	80	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	(18,053)	–	252	(17,801)
Net loss for the year	–	–	–	–	–	–	–	–	(1,378,546)	(4,901)	(1,383,447)
Balance as of December 31, 2023	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$(32,074)	$(12,334,229)	$(8,096)	$(9,586,108)

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,383,447)	$(2,652,929)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	36,755	31,721
Right of use amortization	–	4,817
Impairment loss on other receivables	1,301	–
Written off of accounts receivable	32,035	–
Changes in fair value of derivative liability	–	(1,575)
Non-cash financing cost	5,546	2,609
Common stock cancellation	–	(300,000)
Loss on early redemption of convertible promissory note	28,340	–
Loss on settlement with related parties	–	471,860

Changes in operating assets and liabilities:
Accounts receivable	28,178	(113,061)
Deposits and other receivables	(3,826)	12,027
Accounts payable	(451,784)	9,139
Accrued liabilities and other payables	347,189	329,020
Accrued compensation payable to officers and directors	(10,613)	66,810
Contract liability	54,177	271,187
Operating lease liabilities	–	(4,779)
Net cash used in operating activities	(1,316,149)	(1,873,154)

Cash flows from investing activities:
Cash from acquisition of subsidiary	–	8,448
Disposal of cash from subsidiaries	–	(11,012)
Purchase of plant and equipment	(1,953)	(9,376)
Net cash used in investing activities	(1,953)	(11,940)

Cash flows from financing activities:
Proceeds from a director	95,611	(1,464)
Proceeds from issuance of convertible note	–	100,000
Repayment of convertible promissory note	(113,300)	–
Proceeds from related parties	1,418,603	1,794,334
Net cash provided by financing activities	1,400,914	1,892,870

Effect of exchange rate on changes in cash	(103,039)	5,840

Net (decrease) increase in cash	(20,228)	13,616

CASH, BEGINNING OF YEAR	36,808	23,192

CASH, END OF YEAR	$16,580	$36,808

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–
Issuance of Series B Convertible Preferred Stock in exchange of balances due to related parties	$–	$4,718,605

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the Company had $16,580 in cash, working capital deficit of $4,007,715 and accumulated deficit of $12,334,229. The Company incurred a continuous net loss of $1,383,447 during the year ended December 31, 2023. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

The continuation of the Company as a going concern through December 31, 2023, is dependent upon the continued financial support from its stockholders and related parties. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations for one year from the date of the filing of the consolidated financial statements.

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2023 and 2022, there were no allowance for doubtful accounts.

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

DECEMBER 31, 2023 AND 2022

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

The contract liability represents the Company’s obligation to transfer goods or services to a customer for which the Company has been paid by the customer or for which the Company is obligated to perform under the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.

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

DECEMBER 31, 2023 AND 2022

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

DECEMBER 31, 2023 AND 2022

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the years indicated:

	Years ended December 31,
	2023	2022

White label solutions	$276,346	$108,290
Esport tournament management and team services	–	8,652
Matchroom Mini-app solutions	41,067	35,035

	$317,413	$151,977

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

For the year ended December 31, 2023, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2023 and 2022, the Company did not have any significant unrecognized uncertain tax positions.

For the year ended December 31, 2022, the Company incurred $20,000 tax penalties imposed by IRS for FY 2021 income tax return.

The Company is subject to tax in local and foreign jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies (Hong Kong Dollars (“HKD”) Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”)). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (108.5640 and 103.0715, at December 31, 2023 and 2022 respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (106.8350 and 103.0715 for the year ended December 31, 2023 and 2022, respectively)). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.21775 and 0.22692, at December 31, 2023 and 2022, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.21942 and 0.22724 for the year ended December 31, 2023 and 2022, respectively).

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

	As of December 31,
	2023	2022
	(Shares)	(Shares)

Convertible shares	5,898,256	5,898,256

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Recent accounting pronouncements

Accounting Standards Issued, Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has accordingly adopted ASUs 2019-05 in the preparation of its consolidated financial statements from January 1, 2023. Based on the composition of the Company’s accounts receivable, investment portfolio, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of January 1, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of this standard.

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2023	2022

Computer and equipment	$135,712	$139,407
Furniture and fixtures	8,113	8,455
Leasehold improvements	20,486	21,348
	164,311	169,210

Less: accumulated depreciation	(80,379)	(45,752)
	$83,932	$123,458

Depreciation expense for the years ended December 31, 2023 and 2022 were $36,755 and $31,721, respectively.

5.	LEASE LIABILITY

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

The consolidated balance sheet allocation of assets and liabilities related to operating lease is as follows:

	Consolidated Balance	As of December 31,
	Sheets Caption	2023	2022

Assets	Operating lease right-of-use assets	$–	$9,046

Liabilities:
Current	Operating lease liability – current	$–	$9,046
Non-current	Operating lease liability – non-current	–	–

Total lease liabilities		$–	$9,046

For the years ended December 31, 2023 and 2022, the Company recorded lease expenses of $0 and $12,408, respectively.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023 and December 31, 2022, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of December 31, 2023 and December 31, 2022, there was 5,898,256 Series B preferred shares issued or outstanding.

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

On September 3, 2021, the Company issued an aggregate of 7,000,000 shares of Common Stock pursuant to the terms of the 2021 Employee Stock Incentive Plan to its consultants. On June 30, 2022, Management recognized that the issuance was incorrect as it exceeded its mandate with the prior Form S-8 registration statement with respect to the allowance of shares registered.

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

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023 and December 31, 2022, the Company had a total of 151,096,262 and 152,899,640 shares of its common stock issued and outstanding, respectively.

8.	MEZZANINE EQUITY

On September 30, 2022, the Company issued to Porta Capital Limited, Bru Haas (B) Sdn Bhd, Bru Haas Sdn Bhd, Clicque Technology Sdn Bhd, Tilla Network Limited and Porta Network Inc., the Company’s related parties (collectively as the “Related Parties”), an aggregate of 5,898,256 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), of the Company pursuant to certain Debt Conversion Agreements, each dated September 30, 2022 (the “Debt Conversion Agreement”), between the Related Parties and the Company. Pursuant to the Board Resolution dated September 28, 2022, approving the adoption of certain rights and preferences of Series B Preferred Shares, the Agreements included the following rights: (i) dividend rights where each share of Series B Preferred Stock accrues an annual dividend of 8% and (ii) redemption rights only at the option of the Company at a rate of 110% during the period ending 360 days after the Issue Date. The price per Series B Preferred Stock is 0.80 USD. The Series B Preferred Shares were issued on September 30, 2022 in exchange for all or a portion of the balances due to each Related Party as of June 30, 2022. Because all of the shareholders of the Series B Preferred Shares are related parties of the company and majority owned by the same majority owner of the Company, it's determined that the preferred shareholders can control the Company's ability to exercise its redemption right at any time and therefore, mezzanine equity classification is appropriate in accordance with ASC - 480, Distinguishing Liabilities from Equity.

Preferred Stock – Series B – As of December 31, 2021	$–
Issuance of Series B Convertible Preferred Stock on September 30, 2022	5,190,465
Dividends of Series B Convertible Preferred Stock as of December 31, 2022	94,372
Preferred Stock – Series B – As of December 31, 2022	5,284,837
Dividends of Series B Convertible Preferred Stock as of December 31, 2023	377,488
Preferred Stock – Series B – As of December 31, 2023	$5,662,325

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

9.	LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022

Net loss for the year	$(1,383,447)	$(2,652,929)

Weighted average number of common shares outstanding, basic and diluted	150,877,491	152,899,640

Basic and diluted loss per common share	$(0.01)	$(0.02)

10.	INCOME TAX

The components of loss before income taxes consist of the following:

	Years ended December 31,
	2023	2022

U.S.	$(327,520)	$(976,797)
BVI	(94,144)	–
Foreign	(961,783)	(1,676,132)

Loss before income taxes	$(1,383,447)	$(2,652,929)

At December 31, 2023, the Company has U.S. federal operating loss carryforwards of approximately $4 million. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

At December 31, 2023, the Company’s subsidiary operating in Malaysia has net operating loss of approximately $2.5 million. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At December 31, 2023, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $46,467 which can be carried forward for a maximum period of six years.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under applicable U.S. federal statutes, tax years ended December 31, 2018 through December 31, 2023 remain subject to examination. Under applicable state statutes, state corporate tax returns filed for the Company for years ended December 31, 2017 through December 31, 2023 remain subject to examination. Malaysia corporate tax returns remain subject to examination for tax years ended December 31, 2018 through December 31, 2023.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of December 31, 2023 and 2022. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

11.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of December 31,
	2023	2022

Due to Porta Capital Limited (“Porta Capital”)	$797,932	$76,949
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	1,083,511	561,947
Due to Bru Haas Sdn Bhd (“Bru Haas”)	19,198	33,588
Due to Clicque Technology Sdn Bhd (“Clicque”)	228,637	79,389
Due from Mr. Kamal Hamidon	–	(850)
Due to directors	85,343	(8,671)
Due to Leet Entertainment Group Limited (“Leet HK”)	414,814	414,814
	$2,629,435	$1,157,166

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

In the ordinary course of business, during the years ended December 31, 2023 and 2022, the Company involved with certain transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

		Years ended December 31,
Nature of transactions with related parties		2023	2022

Research and development consulting fee to related parties:
- Porta Capital	(a)	$35,929	$36,287

Consultancy fee to related parties
- Clicque	(b)	$144,816	$149,982

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$113,774	$113,573
- Bru Haas (B)	(d)	296,061	241,998
- Clicque	(d)	115	–

Total		$409,854	$355,571

Network Bandwidth expense to Bru Haas (B)	(e)	$215,575	$215,238

Director fee
- Elain Binti Lockman		$–	$4,474
- Ganesha		13,165	13,635
- Kamal Hamidon		17,115	49,085
- Ding Jung Long		23,339	81,437

Total		$53,619	$148,631

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

During the year ended December 31, 2023 and 2022, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,500 per month.

12.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2023 and 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2023			December 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$289,368	91%		$11,768

Total:	$289,368	91%	Total:	$11,768

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

	Year ended December 31, 2022			December 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$69,259	45%		$66,000
Customer B	16,546	11%		3,638

Total:	$85,805	56%	Total:	$69,638

(b)	Major suppliers

For the years ended December 31, 2023 and 2022, no suppliers who accounts for 10% or more of the Company’s cost and its outstanding payable balances as at year-end dates.

(c)	Economic and political risk

The Company’s major operations are conducted in Malaysia. Accordingly, the political, economic, and legal environments in Malaysia, as well as the general state of Malaysia’s economy may influence the Company’s business, financial condition, and results of operations.

(d)	Exchange rate risk

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Malaysia. Cash are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000 if the bank with which an individual/a company hold its eligible deposit fails. At December 31, 2023 and December 31, 2022, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

13.	COMMITMENTS AND CONTINGENCIES

The Company from time to time may be involved in legal proceedings and disputes arising in the normal course of business. The Company believes that there are no material claims or actions pending or threatened against the Company.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

On August 22, 2023, the Company received Summons from the National Labour Relations Commission (the “NLRC”) on behalf of its former employee (the “Complainant”) for mandatory conciliation/mediation conference. On November 16, 2023, the Company received a Notice of Decision from the NLRC ordering the Company to pay Complainant a monetary award of 3,152 USD.

On November 30, 2023, the Complainant submitted a Memorandum of Appeal to the NLRC. On December 11, 2023, the Company submitted Reply to the Memorandum of Appeal.

The Company is currently waiting for the NLRC to render its decision.

14.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to April 15, 2024, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)	Resignation of Previous Independent Registered Public Accounting Firm

On January 3, 2024 Simon & Edward, LLP (“Simon & Edward”) resigned as the Independent Registered Public Accounting Firm of the Registrant.

Neither of Simon & Edward’s reports on the financial statements of the Registrant for the past fiscal year ended, December 31, 2022 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant’s most recent fiscal year ended, December 31, 2022 and the subsequent interim period through January 3, 2024, here were no disagreements with Simon & Edward on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Simon & Edward, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Registrant’s most recent fiscal years ended, December 31, 2022 and the subsequent interim period through January 3, 2024, here were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b)	Engagement of New Independent Registered Public Accounting Firm

On January 3, 2024, the Audit Committee approved the appointment of JP Centurion & Partners PLT (“JP Centurion”) as the Registrant’s new independent registered public accounting firm. Prior to engaging JP Centurion, neither the Registrant nor anyone on its behalf has consulted with JP Centurion with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and neither a written report nor oral advice was provided to the Registrant that JP Centurion concluded was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A – Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act, our management, including Dai, Song, our interim chief executive officer, and Jayaisvaran Muruhan, our interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our interim chief executive officer and our interim chief financial officer. Based on that evaluation, Mr. Song and Mr. Jayaisvaran concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (“2013 Framework”) issued in 2013. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff and interim chief financial officer, (ii) our internal audit functions, (iii) lack of sufficient period-end financial reporting controls in place and (iv) lack of sufficient reconciliation for related party transactions and intercompany transactions. In consequence, our internal controls over financial reporting were not effective at December 31, 2023.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the years ended December 31, 2023, and 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the years ended December 31, 2023 and 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B – OTHER INFORMATION

During the year ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Ganesha earned a Bachelor of Science degree in Computer Science from Coventry University, England in 2005.

ELAIN BINTI LOCKMAN –Non-Executive Director

Ms. Lockman has extensive experience in government-linked organizations and start-up businesses, specifically in the areas of management and operations, business strategy, business development, stakeholders’ relationship management (government, corporates & influencers), branding, marketing and corporate communications. She is the CEO and Co-founder of Ata Plus, an Equity Crowdfunding online platform. Previously, she has worked with The iAGroup, One Big Idea, MSC Management Services, E&E Good Works, Green Science, Media Shoppe, Packet One Networks, Digi, Gyro, Malaysia Debt Ventures, Globalb2b2c, iPerinitis, MDEC, Petronas.

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

Committees

All proceedings of the board of directors for the year ended December 31, 2023 were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of our board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation, or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

Nomination Procedures for Appointment of Directors

As of December 31, 2023 we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Code of Ethics

We have not adopted a Code of Ethics, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our officers. We anticipate that we will adopt a code of ethics once we are in a position to do so.

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

During the fiscal year ended December 31, 2023 to the Company’s knowledge, the following delinquencies occurred:

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the years ended December 31, 2023 and 2022;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023 and 2022 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2023 and 2022.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ding Jung, Long	2023	23,339	-0-	-0-	-0-	-0-	-0-	-0-	23,339
CEO (1)	2022	81,438	-0-	-0-	-0-	-0-	-0-	-0-	81,438

Kamal Hamidon	2023	17,115	-0-	-0-	-0-	-0-	-0-	-0-	17,115
CFO	2022	49,085	-0-	-0-	-0-	-0-	-0-	-0-	49,085

Dai, Song	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO (2)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ganesha Karuppiaya	2023	13,165	-0-	-0-	-0-	-0-	-0-	-0-	13,165
Independent Director(3)	2022	13,635	-0-	-0-	-0-	-0-	-0-	-0-	13,635

Elaine Binti Lockman	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Non-Executive Director(4)	2022	4,474	-0-	-0-	-0-	-0-	-0-	-0-	4,474

Daniel Pacheco	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Technology Officer(5)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Haridim	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO and Secretary(6)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Ding Jung, Long was appointed as CEO on November 18, 2020

(2)	Mr. Dai, Song was appointed as director and CEO and CFO on October 23, 2020 and resigned as CEO and CFO on November 18, 2020.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(5)	On July 29, 2021, Mr. Daniel Pacheco was appointed as interim Chief Technology Officer. On November 17, 2021, the Company appointed Mr. Pacheco as permanent Chief Technology Officer.

(6)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Since his appointment neither he nor Doheny Group, LLC has received any compensation from us as salary, royalties, stock, or otherwise. He resigned as CEO effective October 23, 2020.

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

Director Compensation

The following table sets forth director compensation for 2023 and 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dai, Song(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Elaine Binti Lockman(2)	4,474	-0-	-0-	-0-	-0-	-0-	-0-

Ganesha Karuppiaya(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Haridim(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed as director as of October 23, 2020.

(2)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. He resigned effective October 23, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2023:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dai, Song (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Elaine Binti Lockman(2)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ganesha Karuppiaya(3)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

David Haridim (4)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed President, Chief Executive Officer, Secretary and Director on October 23, 2020. He resigned all executive offices except as director on November 18, 2020.

(2)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On January 2, 2019, Mr. David Haridim, the principal of Doheny Group, LLC, was appointed to our Board of Directors and as our sole executive officer. Mr. Haridam resigned as an officer and director. Neither he nor Doheny Group, LLC received any compensation from us as salary, royalties, stock, or otherwise. He resigned effective October 23, 2020.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2023.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2023.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of [*], 2024, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

The following table sets forth, as of [*], 2024 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Corporate Governance

As of December 31, 2023, our Board of Directors consisted of Song Dai, Ganesha Karuppiaya and Elain Lockman. As of December 31, 2023, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods for professional services rendered by JP Centurion & Partners PLT for the year ended December 31, 2023, and Simon & Edward LLP for the year ended December 31, 2022 for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees and Audit Related Fees – Marcum LLP	$104,531	$386,356
Audit Fees and Audit Related Fees – Simon & Edward LLP	55,000	80,000
Audit Fees and Audit Related Fees – JP Centurion & Partners PLT	60,000	0
IT Audit Fees and Audit Related Fees – Dome Management Consulting	20,732	0
Tax Fees – Simon & Edward LLP	6,500	6,500
Total	$246,763	$472,856

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

Blow & Drive Interlock Corporation

Dated: April 15, 2024		/s/ Dai SONG
	By:	Dai SONG
	Its:	Interim CEO

Dated: April 15, 2024		/s/ Jayaisvaran Muruhan
	By:	Jayaisvaran Muruhan
	Its:	Interim Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2024		/s/ Dai Song
	By:	Dai Song, Director

