Form 10-Q
period 2024-03-31
Leet Technology Inc.
filed 2024-05-20
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 20 2024, there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 6,898,256 shares of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash	$18,847	$16,580
Accounts receivable	67,844	16,781
Deposit and other receivables	29,420	15,036

Total current assets	116,111	48,397

Non-current asset:
Plant and equipment, net	79,019	83,932
Total non-current assets	79,019	83,932

TOTAL ASSETS	$195,130	$132,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$57,387	$60,378
Accrued liabilities and other payables	675,261	736,212
Accrued compensation payable to officers and directors	307,792	316,471
Contract liability	210,082	313,616
Amounts due to related parties	2,915,653	2,629,435

Total current liabilities	4,166,175	4,056,112

TOTAL LIABILITIES	4,166,175	4,056,112

Commitments and contingencies

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	5,756,697	5,662,325

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,096,262 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	15,110	15,110
Additional paid-in capital	2,773,081	2,773,081
Accumulated other comprehensive income (loss)	43,735	(32,074)
Accumulated losses	(12,548,928)	(12,334,229)
Total stockholders’ deficit attributable to the Company	(9,716,902)	(9,578,012)
Non-controlling interest	(10,840)	(8,096)
Total stockholders’ deficit	(9,727,742)	(9,586,108)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$195,130	$132,329

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three months
	ended March 31,
	2024	2023

Revenue	$196,653	$49,260
Cost of revenue (includes related party expenses, $141,186 and $88,322 for the three months ended March 31, 2024 and 2023, respectively)	(156,986)	(145,085)

Gross profit (loss)	39,667	(95,825)

Operating expenses:
Research and development (includes related party expenses, $8,959 and $8,981 for the three months ended March 31, 2024 and 2023, respectively)	(8,959)	(8,981)
General and administrative expenses (includes related party expenses, $34,972 and $37,618 for the three months ended March 31, 2024 and 2023, respectively)	(168,471)	(375,330)
Total operating expenses	(177,430)	(384,311)

Loss from operations	(137,763)	(480,136)

Other income (expense):
Interest expense	–	(4,160)
Written off of accounts receivable	–	(33,286)
Foreign exchange gain	489	5,916
Cybersecurity service income	14,204	480
Sundry income	–	365
Total other income (expense)	14,693	(30,685)

LOSS BEFORE INCOME TAXES	(123,070)	(510,821)

Income tax expense	–	–

NET LOSS	(123,070)	(510,821)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(2,743)	(4,028)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(120,327)	(506,793)

Other comprehensive income:
Foreign currency translation income	75,808	(5,956)

COMPREHENSIVE LOSS	$(47,262)	$(516,777)

Loss per share
- Basic and Diluted	$(0.00)	$(0.00)

Weighted average number common shares outstanding
- Basic and Diluted	151,096,262	152,386,802

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred stock		Common stock		Stock to be cancelled		Additional	Accumulated other		Non-	Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit
Balance as of January 1, 2023	1,000,000	$100	152,899,640	$15,290	1,003,378	$(100)	$2,773,081	$(14,021)	$(10,578,195)	$(3,447)	$(7,807,372)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	(1,003,378)	(100)	(1,003,378)	100	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	(6,116)	–	160	(5,956)
Net loss for the period	–	–	–	–	–	–	–	–	(506,793)	(4,028)	(510,821)
Balance as of March 31, 2023	1,000,000	$100	151,896,262	$15,190	–	$–	$2,773,081	$(20,137)	$(11,179,360)	$(7,315)	$(8,418,521)

Balance as of January 1, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$(32,074)	$(12,334,229)	$(8,096)	$(9,586,108)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	–	–	75,809	–	(1)	75,808
Net loss for the period	–	–	–	–	–	–	–	–	(120,327)	(2,743)	(123,070)
Balance as of March 31, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$43,735	$(12,548,928)	$(10,840)	$(9,727,742)

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(123,070)	$(510,821)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	2,612	3,008
Amortization of debt discount	–	1,894
Amortization non-cash financing cost	–	2,266
Written off of accounts receivable	–	33,286
Right of use amortization	–	3,081

Change in operating assets and liabilities:
Accounts receivable	(53,717)	94,020
Deposit and other receivables	(14,809)	(10,170)
Accounts payable	(1,382)	(15,561)
Accrued liabilities and other payables	(44,791)	31,529
Accrued compensation payable to officers and directors	–	6,669
Contract liability	(95,011)	(30,419)
Operating lease liabilities	–	(3,081)
Net cash used in operating activities	(330,168)	(394,299)

Cash flows from investing activities:
Purchase of plant and equipment	–	(2,029)
Net cash used in investing activities	–	(2,029)

Cash flows from financing activities:
Advances from a director	3,179	–
Advances from related parties	344,336	436,553
Net cash provided by financing activities	347,515	436,553

Effect on exchange rate change on cash	(15,080)	(9,133)

Net increase in cash	2,267	31,092

CASH, BEGINNING OF PERIOD	16,580	36,808

CASH, END OF PERIOD	$18,847	$67,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

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

As of March 31, 2024, the Company had $18,847 in cash, working capital deficit of $4,050,064 and accumulated loss of $12,548,928. The Company incurred a continuous net loss of $123,070 during the three months ended March 31, 2024. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounts receivable and Allowance for Expected Credit Losses

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

Accounts receivable are carried at the invoiced amounts, less an allowance for expected credit losses, and generally do not bear interest. The Company’s allowance for expected credit losses estimates the amount of expected future credit losses by analyzing accounts receivable balances by age and applying historical write-off and collection experience. The Company’s estimates separately consider macroeconomic trends, specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the three months ended March 31, 2024 and 2023.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended March 31,
	2024	2023

White label solutions	$190,221	$32,453
Matchroom Mini-app solutions	6,432	16,807
	$196,653	$49,260

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

As of March 31, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”)). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 108.5480 and 108.5640, at March 31, 2024 and December 31, 2023, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period 108.5520 and 104.2630 for the three months ended March 31, 2024 and 2023, respectively). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 0.21177 and 0.21775, at March 31, 2024 and December 31, 2023, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period 0.21195 and 0.22799 for the three months ended March 31, 2024 and 2023, respectively).

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

	As of
	March 31, 2024	December 31, 2023
	(Shares)	(Shares)

Convertible shares	5,898,256	5,898,256

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

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	March 31, 2024	December 31, 2023

Computer and equipment	$131,989	$135,712
Furniture and fixtures	7,891	8,113
Leasehold improvements	19,924	20,486
	159,804	164,311
Less: accumulated depreciation	(80,785)	(80,379)
	$79,019	$83,932

Depreciation expense for the three months ended March 31, 2024 and 2023 were $2,612 and $3,008, respectively.

5.	STOCKHOLDERS’ DEFICIT

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

As of March 31, 2024 and December 31, 2023, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of March 31, 2024 and December 31, 2023, there were 5,898,256 Series B preferred shares issued or outstanding.

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

As of March 31, 2024 and December 31, 2023, the Company had a total of 151,096,262 shares of its common stock issued and outstanding

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

Preferred Stock – Series B – As of December 31, 2022	$5,284,837
Dividends of Series B Convertible Preferred Stock as of December 31, 2023	377,488
Preferred Stock – Series B – As of December 31, 2023	5,662,325
Dividends of Series B Convertible Preferred Stock as of March 31, 2024	94,372
Preferred Stock – Series B – As of March 31, 2024	$5,756,697

8	LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

Net loss for the period attribute to the Company	$(120,327)	$(506,793)

Weighted average number of common shares outstanding, basic and diluted	151,096,262	152,386,802

Basic and diluted loss per common share:	$(0.00)	$(0.00)

9.	INCOME TAX

The Company recorded $0 tax provision for the three months ended March 31, 2024 and 2023, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

At March 31, 2024, the Company has U.S. federal operating loss carryforwards of approximately $4 million. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At March 31, 2024, the Company’s subsidiary operating in Malaysia has net operating loss of approximately $0.8 million. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At March 31, 2024, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $34,675 which can be carried forward for a maximum period of six years.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of March 31, 2024 and December 31, 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

10.	RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances consisted of the following:

	As of March 31, 2024	As of December 31, 2023

Due to Porta Capital Limited (“Porta Capital”)	$902,518	$797,932
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	1,215,682	1,083,511
Due to Bru Haas Sdn Bhd (“Bru Haas”)	36,556	19,198
Due to Clicque Technology Snd Bhd (“Clicque”)	260,179	228,637
Due from Mr. Song Dai (“Mr. Song”)	85,904	85,343
Due to Leet Entertainment Group Limited (“Leet HK”)	414,814	414,814
	$2,915,653	$2,629,435

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

		Three months ended March 31,
Nature of transactions with related parties		2024	2023

Research and development consulting fee to related parties:
- Porta Capital	(a)	$8,959	$8,981

Consultancy fee to related parties
- Clicque	(b)	$34,972	$37,618

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$28,372	$28,440
- Bru Haas (B)	(d)	59,151	59,874
- Clicque	(d)	19	8
Total		$87,542	$88,322

Network Bandwidth expense to Bru Haas (B)	(e)	$53,644	$–

Director fee
- Ganesha		$3,179	$3,420
- Kamal Hamidon		–	12,311
- Ding Jung Long		–	13,991

Total		$3,179	$29,722

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

During the three months ended March 31, 2024 and 2023, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,500 per month.

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

For the three months ended March 31, 2024, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2024			March 31, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$190,021	97%		$17,777

Total:	$190,021	97%	Total:	$17,777

For the three months ended March 31, 2023, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2023			March 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$32,060	65%		$–

Total:	$32,060	65%	Total:	$–

(b)	Economic and political risk

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash  are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000 if the bank with which an individual/a company hold its eligible deposit fails. At March 31, 2024 and December 31, 2023, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 20, 2024, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

As of March 31, 2024, the Company had $18,847 in cash, working capital deficit of $4,050,064 and accumulated deficit of $12,548,928. The Company incurred a continuous loss of $123,070 during the three months ended March 31, 2024. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing.

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

Three months ended March 31, 2024, compared to the three months ended March 31, 2024

For the three months ended March 31, 2024 and 2023, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of March 31, 2024 and 2023:

	Three months ended March 31, 2024			March 31, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$190,021	97%		$–

Total:	$190,021	97%	Total:	$–

	Three months ended March 31, 2023			March 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$32,600	65%		$–

Total:	$32,600	65%	Total:	$–

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased to $196,653 for the three months ended March 31, 2024, from $49,260 for the three months ended March 31, 2023. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue increased to $156,986 for the three months ended March 31, 2024, from $145,085 for the three months ended March 31, 2023. The increase in cost of revenue is due to the increase in the rental of platform server cost, network bandwidth cost, and direct labor costs incurred during the period.

General and administrative expenses decreased to $168,471 for the three months ended March 31, 2024, from $375,330 for the three months ended March 31, 2023. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, salaries and wages, and travelling expense for the expansion of business.

Net loss decreased to $123,070 for the three months ended March 31, 2024, from net loss of $510,821 for the three months ended March 31, 2023. The decrease in net loss is mainly attributed from the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $18,847, accounts receivable of $67,844, deposit and other receivables of $29,420. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(330,168)	$(394,299)
Net cash used in investing activities	–	(2,029)
Net cash provided by financing activities	347,515	436,553

Net Cash Used In Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $330,168, which consisted primarily of a net loss of $123,070, an increase in accounts receivable of $53,717, an increase in deposit and other receivables of $14,809, a   decrease in accrued liabilities and other payables of $44,791, a   decrease in account payables of $1,382 and offset by depreciation on plant and equipment of $2,612 and a decrease in deferred revenue of $95,011.

For the three months ended March 31, 2023, net cash used in operating activities was $394,299, which consisted primarily of a net loss of $510,821, a   decrease in accounts receivable of $94,020, an increase in deposit and other receivables of $10,170, an increase in accrued liabilities and other payables of $31,529, a   decrease in account payables of $15,561 and offset by depreciation on plant and equipment of $3,008, amortization of debt discount of $1,894, non-cash financing cost of $2,266, written off of accounts receivable of $33,286, an increase in accrued compensation payable to officers and directors of $6,669, and a   decrease in deferred revenue of $30,419.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $0 and $2,029, respectively which consisted primarily of capitalization of software platform costs and purchase of plant and equipment.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $347,515 and $436,553, respectively which consisted primarily of advances from related parties and repayment of convertible promissory note.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2023, as well as Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2024.

During the three months ended March 31, 2024, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 and there have been no changes for the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Leet Technology Inc.

Dated: May 20, 2024	/s/ Dai SONG
Interim Chief Executive Officer

Dated: May 20, 2024	/s/ Jayaisvaran Muruhan
Interim Chief Financial Officer and Principal Accounting Officer

