Form 10-Q
period 2024-06-30
Leet Technology Inc.
filed 2024-08-16
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 16, 2024, there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 6,898,256 shares of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,449	$16,580
Unbilled revenue	148,757	–
Accounts receivable	31,239	16,781
Deposit and other receivables	34,428	15,036

Total current assets	229,873	48,397

Non-current asset:
Plant and equipment, net	76,522	83,932
Total non-current asset	76,522	83,932

TOTAL ASSETS	$306,395	$132,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$58,215	$60,378
Accrued liabilities and other payables	623,101	736,212
Accrued compensation payable to officers and directors	308,248	316,471
Contract liability	13,945	313,616
Amounts due to related parties	3,042,540	2,629,435

Total current liabilities	4,046,049	4,056,112

TOTAL LIABILITIES	4,046,049	4,056,112

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	5,851,069	5,662,325

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,096,262 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	15,110	15,110
Additional paid-in capital	2,773,081	2,773,081
Accumulated other comprehensive income (loss)	61,021	(32,074)
Accumulated losses	(12,429,109)	(12,334,229)
Total stockholders’ deficit attributable to the Company	(9,579,797)	(9,578,012)
Non-controlling interest	(10,926)	(8,096)
Total stockholders’ deficit	(9,590,723)	(9,586,108)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$306,395	$132,329

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three months		Six months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

Revenue	$347,665	$95,876	$544,318	$145,136
Cost of revenue (includes related party expenses, $142,565 and $283,751 for the three and six months ended June 30, 2024, and includes related party expenses, $143,977 and $298,298 for the three and six months ended June 30, 2023)	(158,549)	(156,811)	(315,535)	(301,896)

Gross profit (loss)	189,116	(60,935)	228,783	(156,760)

Operating expenses:
Research and development (includes related party expenses, $8,972 and $17,931 for the three and six months ended June 30, 2024, and includes related party expenses, $8,957 and $17,938 for the three and six months ended June 30, 2023)	(8,972)	(8,957)	(17,931)	(17,938)
General and administrative expenses (includes related party expenses, $0 and $34,934 for the three and six months ended June 30, 2024, and includes related party expenses, $54,893 and $74,099 for the three and six months ended June 30, 2023)	(78,208)	(277,599)	(246,679)	(652,929)
Total operating expenses	(87,180)	(286,556)	(264,610)	(670,867)

Profit (loss) from operations	101,936	(347,491)	(35,827)	(827,627)

Other income (expense):
Interest expense	–	(1,386)	–	(5,546)
Written off of accounts receivable	–	503	–	(32,783)
Foreign exchange gain	3,757	9,321	4,246	15,237
Cybersecurity service income	14,547	14,422	28,751	14,902
Loss on early redemption of convertible promissory note	–	(28,340)	–	(28,340)
Sundry income	93,157	42,140	93,157	42,505
Total other income	111,461	36,660	126,154	5,975

INCOME (LOSS) BEFORE INCOME TAXES	213,397	(310,831)	90,327	(821,652)

Income tax expense	–	–	–	–

NET INCOME (LOSS)	213,397	(310,831)	90,327	(821,652)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(794)	(250)	(3,537)	(4,278)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	214,191	(310,581)	93,864	(817,374)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	17,994	38,689	93,802	32,733

COMPREHENSIVE INCOME (LOSS)	$231,391	$(272,142)	$184,129	$(788,919)

Income (loss) per share
- Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number common shares outstanding
- Basic and Diluted	151,096,262	152,060,286	151,096,262	152,060,286

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Common stock		Stock to be cancelled		Additional	Accumulated other		Non-	Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit
Balance as of January 1, 2023	1,000,000	$100	152,899,640	$15,290	1,003,378	$(100)	$2,773,001	$(14,021)	$(10,578,195)	$(3,447)	$(7,807,372)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	(1,003,378)	(100)	(1,003,378)	100	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	(6,116)	–	160	(5,956)
Net loss for the period	–	–	–	–	–	–	–	–	(506,793)	(4,028)	(510,821)
Balance as of March 31, 2023	1,000,000	$100	151,896,262	$15,190	–	$–	$2,773,001	$(20,137)	$(11,179,360)	$(7,315)	$(8,418,521)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	(800,000)	(80)	–	–	80	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	32,681	–	52	32,733
Net loss for the period	–	–	–	–	–	–	–	–	(310,581)	(250)	(310,831)
Balance as of June 30, 2023	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$12,544	$(11,584,313)	$(7,513)	$(8,790,991)

Balance as of January 1, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$(32,074)	$(12,334,229)	$(8,096)	$(9,586,108)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	–	–	75,809	–	(1)	75,808
Net loss for the period	–	–	–	–	–	–	–	–	(120,327)	(2,743)	(123,070)
Balance as of March 31, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$43,735	$(12,548,928)	$(10,840)	$(9,727,742)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	–	–	17,286	–	708	17,994
Net income (loss) for the period	–	–	–	–	–	–	–	–	214,191	(794)	213,397
Balance as of June 30, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$61,021	$(12,429,109)	$(10,926)	$(9,590,723)

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net profit (loss)	$90,327	$(821,652)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	5,219	5,717
Amortization of debt discount	–	2,525
Amortization non-cash financing cost	–	3,021
Written off of accounts receivable	–	32,783
Loss on early redemption of convertible promissory note	–	28,340

Changes in operating assets and liabilities:
Accounts receivable	(19,864)	92,307
Unbilled revenue	(148,500)	–
Deposit and other receivables	(19,749)	(1,981)
Accounts payable	(587)	(13,028)
Accrued liabilities and other payables	(97,544)	(95,222)
Accrued compensation payable to officers and directors	–	10,867
Contract liability	(291,017)	31,162
Operating lease liabilities	–	–
Net cash used in operating activities	(481,715)	(725,161)

Cash flows from investing activities:
Purchase of plant and equipment	–	(1,998)
Net cash used in investing activities	–	(1,998)

Cash flows from financing activities:
Advances from a director	6,352	841
Advances from related parties	463,746	940,716
Repayment of convertible promissory note	–	(134,921)
Net cash provided by financing activities	470,098	806,636

Effect on exchange rate change on cash and cash equivalents	10,488	(53,663)

Net (decrease) increase in cash	(1,131)	25,814

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,580	36,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,449	$62,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Leet Technology Inc. (“the Company” or “LTES”) was incorporated on July 2, 2013 under the laws of the State of Delaware. The Company currently operates an eSports platform in Malaysia.

Description of subsidiaries:

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

As of June 30, 2024, the Company had $15,449 in cash and cash equivalents, working capital deficit of $3,816,176 and accumulated loss of $12,429,109. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with SEC on April 15, 2024.

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

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable and Allowance for Expected Credit Losses

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for expected credit losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the six months ended June 30, 2024 and 2023.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

White label solutions	$344,799	$83,043	$535,020	$115,496
Matchroom Mini-app solutions	2,866	12,833	9,298	29,640
	$347,665	$95,876	$544,318	$145,136

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

As of June 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 116.2960 and 108.5640, at June 30, 2024 and December 31, 2023, respectively, and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period 110.7390 and 105.1310 for the six months ended June 30, 2024 and 2023, respectively. MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 0.21209 and 0.21775, at June 30, 2024 and December 31, 2023, respectively, and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period 0.21172 and 0.22454 for the six months ended June 30, 2024 and 2023, respectively.

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

Net profit (loss) per share

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

Fair value of financial instruments

The Carrying amounts for cash and cash equivalents, accounts receivable, deposits receivable, accounts payable, accrued liabilities, and other payables approximate their fair value because of their short-term maturity. The Company determined that the carrying amount of accrued compensation payable to officers and directors and amounts due to related parties approximates fair value as these amounts are indicative of the amounts the company would expect to settle in current market exchange.

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

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	June 30, 2024	December 31, 2023

Computer and equipment	$132,186	$135,712
Furniture and fixtures	7,902	8,113
Leasehold improvements	19,953	20,486
	160,041	164,311
Less: accumulated depreciation	(83,519)	(80,379)
	$76,522	$83,932

Depreciation expense for the three months ended June 30, 2024 and 2023 were $2,607 and $3,105, respectively.

Depreciation expense for the six months ended June 30, 2024 and 2023 were $5,219 and $5,717, respectively.

5.	STOCKHOLDERS’ DEFICIT

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

As of June 30, 2024 and December 31, 2023, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of June 30, 2024 and December 31, 2023, there were 5,898,256 Series B preferred shares issued or outstanding.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

As of June 30, 2024 and December 31, 2023, the Company had a total of 151,096,262 shares of its common stock issued and outstanding.

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

Preferred Stock – Series B – As of December 31, 2022	$5,284,837
Dividends of Series B Convertible Preferred Stock as of December 31, 2023	377,488
Preferred Stock – Series B – As of December 31, 2023	5,662,325
Dividends of Series B Convertible Preferred Stock as of March 31, 2024	94,372
Preferred Stock – Series B – As of March 31, 2024	5,756,697
Dividends of Series B Convertible Preferred Stock as of June 30, 2024	94,372
Preferred Stock – Series B – As of June 30, 2024	$5,851,069

8.	INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to the Company	$214,191	$(310,581)	$93,864	$(817,374)

Weighted average number of common shares outstanding, basic and diluted	151,096,262	152,060,286	151,096,262	152,060,286

Basic and diluted income (loss) per common share:	$0.00	$(0.00)	$0.00	$(0.01)

The following anti-dilutive equity and debt securities were excluded from the computation of net loss per share.

	As of
	June 30, 2024	December 31, 2023
	(Shares)	(Shares)

Convertible shares	5,898,256	5,898,256

9.	INCOME TAX

The Company recorded $0 tax provision for the six months ended June 30, 2024 and 2023, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

At June 30, 2024, the Company has U.S. federal operating loss carryforwards of approximately $4 million. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At June 30, 2024, the Company’s subsidiary operating in Malaysia has net operating loss of approximately $0.8 million. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At June 30, 2024, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $38,646 which can be carried forward for a maximum period of six years.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of June 30, 2024 and December 31, 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

10.	RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances consisted of the following:

	As of
	June 30, 2024	December 31, 2023

Due to Porta Capital Limited (“Porta Capital”)	$941,340	$797,932
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	1,435,902	1,083,511
Due to Bru Haas Sdn Bhd (“Bru Haas”)	37,122	19,198
Due to Clicque Technology Snd Bhd (“Clicque”)	124,135	228,637
Due from Mr. Song Dai (“Mr. Song”)	89,227	85,343
Due to Leet Entertainment Group Limited (“Leet HK”)	414,814	414,814
	$3,042,540	$2,629,435

Mr. Song is the director and major shareholder of the Company, and he is also the major shareholder of Porta Capital, Bru Haas (B), Bru Haas, Tila Network, and Porta Network. Amount due to these related companies are those trade and non-trade payables arising from transactions between the Company and the related companies, such as advances made by the related companies on behalf of the Company, and advances made by the Company on behalf of the related companies. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

The advances from Mr. Song are mainly for working capital purpose. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

		Six months ended June 30,
Nature of transactions with related parties		2024	2023

Research and development consulting fee to related parties:
- Porta Capital	(a)	$17,931	$17,938

Consultancy fee to related parties
- Clicque	(b)	$34,934	$74,099

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$56,781	$56,803
- Bru Haas (B)	(d)	119,153	147,717
- Clicque	(d)	172	20
Total		$176,106	$204,540

Network Bandwidth expense to Bru Haas (B)	(e)	$107,645	$107,630

Director fee
- Ganesha		$6,352	$6,736
- Kamal Hamidon		–	17,514
- Ding Jung Long		–	23,884

Total		$6,352	$48,134

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

During the six months ended June 30, 2024 and 2023, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,500 per month.

Mr. Song is the director and major shareholder of the Company, and he is also the major shareholder of Porta Capital, Bru Haas (B), Bru Haas, Tila Network, and Porta Network. Amount due to these related companies are those trade and non-trade   payables arising from transactions between the Company and the related companies, such as advances made by the related companies on behalf of the Company, and advances made by the Company on behalf of the related companies. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

The advances to Mr. Song are mainly for working capital purpose. The advances are unsecured, non-interest bearing and have no fixed terms of repayment.

11.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the six months ended June 30, 2024, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Six months ended June 30, 2024			June 30, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$534,824	98%		$29,084

Total:	$534,824	98%	Total:	$29,084

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash   are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000 if the bank with which an individual/a company hold its eligible deposit fails. At June 30, 2024 and December 31, 2023, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

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

The Company is currently waiting for the NLRC to render its decision.

13.	SEGMENTED INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of services.

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	For the six months ended June 30, 2024
	United States	British Virgin Islands	Bangladesh	Malaysia	Total

Revenue	$–	$–	$196	$544,122	$544,318
Cost of revenue	–	–	(2,679)	(312,856)	(315,535)
Depreciation and amortization	–	–	–	(5,219)	(5,219)
Net (loss) profit before taxation	(74,178)	–	(17,682)	231,687	90,327

Total assets	$–	$–	$4,724	$301,671	$306,395

	For the six months ended June 30, 2023
	United States	British Virgin Islands	Bangladesh	Malaysia	Total

Revenue	$–	$–	$–	$145,136	$145,136
Cost of revenue	–	–	–	(301,896)	(301,896)
Depreciation and amortization	–	–	–	(5,717)	(5,717)
Net loss before taxation	(238,845)	–	(21,392)	(561,415)	(821,652)

Total assets	$–	$–	$7,610	$211,853	$219,463

14.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 16, 2024, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

As of June 30, 2024, the Company had $15,449 in cash and cash equivalents, working capital deficit of $3,816,176 and accumulated deficit of $12,429,109. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing.

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

Three months ended June 30, 2024, compared to the three months ended June 30, 2024

For the three months ended June 30, 2024 and 2023, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of June 30, 2024 and 2023:

	Three months ended June 30, 2024			June 30, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$344,803	99%		$29,084

Total:	$344,803	99%	Total:	$29,084

	Three months ended June 30, 2023			June 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$82,787	86%		$9,872

Total:	$82,787	86%	Total:	$9,872

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased to $347,665 for the three months ended June 30, 2024, from $95,876 for the three months ended June 30, 2023. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue increased to $158,549 for the three months ended June 30, 2024, from $156,811 for the three months ended June 30, 2023. The increase in cost of revenue is due to the increase in the rental of platform server cost, network bandwidth cost, and direct labor costs incurred during the period.

General and administrative expenses decreased to $78,208 for the three months ended June 30, 2024, from $277,599 for the three months ended June 30, 2023. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, salaries and wages, and travelling expense for the expansion of business.

Net income increased to $213,397 for the three months ended June 30, 2024, from net loss of $(310,831) for the three months ended June 30, 2023. The decrease in net loss is mainly attributed from the decrease in general and administrative expenses.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023

For the six months ended June 30, 2024 and 2023, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of June 30, 2024 and 2023:

	Six months ended June 30, 2024			June 30, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$534,824	98%		$29,084

Total:	$534,824	98%	Total:	$29,084

	Six months ended June 30, 2023			June 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer A	$114,847	79%		$9,872

Total:	$114,847	79%	Total:	$9,872

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased to $544,318 for the six months ended June 30, 2024, from $145,136 for the six months ended June 30, 2023. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue increased to $315,535 for the six months ended June 30, 2024, from $301,896 for the six months ended June 30, 2023. The increase in cost of revenue is due to the increase in the rental of platform server cost, network bandwidth cost, and direct labor costs incurred during the period.

General and administrative expenses decreased to $246,679 for the six months ended June 30, 2024, from $652,929 for the six months ended June 30, 2023. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, salaries and wages, and travelling expense for the expansion of business.

Net profit (loss) increased to $90,327 for the six months ended June 30, 2024, from net loss of $(821,652) for the six months ended June 30, 2023. The decrease in net loss is mainly attributed from the decrease in general and administrative expenses and increase in revenue.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents   of $15,449, accounts receivable of $31,239, unbilled revenue of $148,757, deposit and other receivables of $34,428. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Six months Ended June 30,
	2024	2023
Net cash used in operating activities	$(481,715)	$(725,161)
Net cash used in investing activities	–	(1,998)
Net cash provided by financing activities	470,098	806,636

Net Cash Used In Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $481,715, which consisted primarily of a net profit of $90,327, an increase in accounts receivable of $19,864, an increase in unbilled revenue of $148,500 an increase in deposit and other receivables of $19,749, a decrease in accrued liabilities and other payables of $97,544, a decrease in account payables of $587 and offset by depreciation on plant and equipment of $5,219 and a decrease in deferred revenue of $291,017.

For the six months ended June 30, 2023, net cash used in operating activities was $725,161, which consisted primarily of a net loss of $821,652, a decrease in accounts receivable of $92,307, an increase in deposit and other receivables of $1,981, a decrease in accrued liabilities and other payables of $95,222, a decrease in account payables of $13,028 and offset by depreciation on plant and equipment of $5,717, amortization of debt discount of $2,525, non-cash financing cost of $3,021, written off of accounts receivable of $32,783, loss on early redemption of convertible promissory note of $28,340, an increase in accrued compensation payable to officers and directors of $10,867, and an increase in deferred revenue of $31,162.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $0 and $1,998, respectively which consisted primarily of capitalization of software platform costs and purchase of plant and equipment.

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $470,098 and $806,636, respectively which consisted primarily of advances from related parties and repayment of convertible promissory note.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2023, as well as Note 3 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2024.

During the six months ended June 30, 2024, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 and there have been no changes for the six months ended June 30, 2024.

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

During the six months ended June 30, 2024, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Accounting Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leet Technology Inc.

Dated: 16 August, 2024	/s/ Dai SONG
Interim Chief Executive Officer

Dated: 16 August, 2024	/s/ Jayaisvaran Muruhan
Interim Chief Financial Officer and Principal Accounting Officer

