Form 10-Q
period 2024-09-30
Leet Technology Inc.
filed 2024-11-14
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 30, 2024, there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 6,898,256 shares of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,804	$16,580
Accounts receivable	321,647	16,781
Deposit and other receivables	34,931	15,036

Total current assets	370,382	48,397

Non-current asset:
Plant and equipment, net	84,669	83,932
Total non-current asset	84,669	83,932

TOTAL ASSETS	$455,051	$132,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$62,307	$60,378
Accrued liabilities and other payables	696,127	736,212
Accrued compensation payable to officers and directors	353,133	316,471
Contract liability	–	313,616
Amounts due to related parties	3,604,224	2,629,435

Total current liabilities	4,715,791	4,056,112

TOTAL LIABILITIES	4,715,791	4,056,112

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	5,945,441	5,662,325

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,096,262 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	15,110	15,110
Additional paid-in capital	2,773,081	2,773,081
Accumulated other comprehensive loss	(419,676)	(32,074)
Accumulated losses	(12,563,494)	(12,334,229)
Total stockholders’ deficit attributable to the Company	(10,194,879)	(9,578,012)
Non-controlling interest	(11,302)	(8,096)
Total stockholders’ deficit	(10,206,181)	(9,586,108)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$455,051	$132,329

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three months		Nine months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

Revenue	$158,727	$34,288	$703,045	$179,424
Cost of revenue (includes related party expenses, $101,007 and $429,033 for the three and nine months ended September 30, 2024, and includes related party expenses, $98,749 and $468,156 for the three and nine months ended September 30, 2023)	(117,897)	(155,313)	(433,432)	(457,209)

Gross profit (loss)	40,830	(121,025)	269,613	(277,785)

Operating expenses:
Research and development (includes related party expenses, $9,173 and $27,104 for the three and nine months ended September 30, 2024, and includes related party expenses, $8,952 and $26,890 for the three and nine months ended September 30, 2023)	(9,173)	(8,952)	(27,104)	(26,890)
General and administrative expenses (includes related party expenses, $0 and $0 for the three and nine months ended September 30, 2024, and includes related party expenses, $38,341 and $160,574 for the three and nine months ended September 30, 2023)	(81,033)	(194,264)	(327,712)	(847,193)
Total operating expenses	(90,206)	(203,216)	(354,816)	(874,083)

Loss from operations	(49,376)	(324,241)	(85,203)	(1,151,868)

Other income (expense):
Interest expense	–	–	–	(5,546)
Written back (off) of accounts receivable	–	418	–	(32,365)
Foreign exchange gain	66	1,877	4,312	17,114
Cybersecurity service income	(28,651)	14,501	100	29,403
Loss on early redemption of convertible promissory note	–	–	–	(28,340)
Sundry income (expense)	37,453	73	130,610	42,578
Total other income	8,868	16,869	135,022	22,844

(LOSS) INCOME BEFORE INCOME TAXES	(40,508)	(307,372)	49,819	(1,129,024)

Income tax expense	(21)	–	(21)	–

NET (LOSS) INCOME	(40,529)	(307,372)	49,798	(1,129,024)
NET (LOSS) GAIN ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(516)	85	(4,053)	(4,193)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(40,013)	(307,457)	53,851	(1,124,831)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(480,557)	93,682	(386,755)	120,459

COMPREHENSIVE LOSS	$(521,086)	$(213,690)	$(336,957)	$(1,008,565)

Income (loss) per share
- Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number common shares outstanding
- Basic and Diluted	151,096,262	151,096,262	151,096,262	151,787,179

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Common stock		Stock to be cancelled		Additional	Accumulated other		Non-	Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit
Balance as of January 1, 2023	1,000,000	$100	152,899,640	$15,290	1,003,378	$(100)	$2,773,001	$(14,021)	$(10,578,195)	$(3,447)	$(7,807,372)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	(1,003,378)	(100)	(1,003,378)	100	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	(6,116)	–	160	(5,956)
Net loss for the period	–	–	–	–	–	–	–	–	(506,793)	(4,028)	(510,821)
Balance as of March 31, 2023	1,000,000	$100	151,896,262	$15,190	–	$–	$2,773,001	$(20,137)	$(11,179,360)	$(7,315)	$(8,418,521)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Cancellation of shares	–	–	(800,000)	(80)	–	–	80	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	32,681	–	52	32,733
Net loss for the period	–	–	–	–	–	–	–	–	(310,581)	(250)	(310,831)
Balance as of June 30, 2023	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$12,544	$(11,584,313)	$(7,513)	$(8,790,991)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	–	–	93,587	–	95	93,682
Net loss for the period	–	–	–	–	–	–	–	–	(307,457)	85	(307,372)
Balance as of September 30, 2023	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$106,131	$(11,986,142)	$(7,333)	$(9,099,053)

Balance as of January 1, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$(32,074)	$(12,334,229)	$(8,096)	$(9,586,108)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	–	–	75,809	–	(1)	75,808
Net loss for the period	–	–	–	–	–	–	–	–	(120,327)	(2,743)	(123,070)
Balance as of March 31, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$43,735	$(12,548,928)	$(10,840)	$(9,727,742)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	–	–	17,286	–	708	17,994
Net income (loss) for the period	–	–	–	–	–	–	–	–	214,191	(794)	213,397
Balance as of June 30, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$61,021	$(12,429,109)	$(10,926)	$(9,590,723)
Dividend	–	–	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(480,697)	–	140	(480,557)
Net loss for the period	–	–	–	–	–	–	–	–	(40,013)	(516)	(40,529)
Balance as of September 30, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$(419,676)	$(12,563,494)	$(11,302)	$(10,206,181)

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net profit (loss)	$49,798	$(1,129,024)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	7,983	8,519
Amortization of debt discount	–	2,525
Amortization non-cash financing cost	–	3,020
Written off of accounts receivable	–	32,364
Loss on early redemption of convertible promissory note	–	28,340

Changes in operating assets and liabilities:
Accounts receivable	(275,912)	77,784
Deposit and other receivables	(16,129)	(1,665)
Accounts payable	(4,522)	(15,734)
Accrued liabilities and other payables	(101,721)	(191,032)
Accrued compensation payable to officers and directors	–	10,728
Contract liability	(310,934)	144,042
Net cash used in operating activities	(651,437)	(1,030,133)

Cash flows from investing activities:
Purchase of plant and equipment	–	(1,973)
Net cash used in investing activities	–	(1,973)

Cash flows from financing activities:
Advances from a director	9,715	830
Advances from related parties	627,418	1,169,678
Repayment of convertible promissory note	–	(113,300)
Net cash provided by financing activities	637,133	1,057,208

Effect on exchange rate change on cash and cash equivalents	11,530	(47,059)

Net decrease in cash	(2,776)	(21,957)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,580	36,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,804	$14,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had $13,804 in cash and cash equivalents, working capital deficit of $4,345,409 and accumulated loss of $12,563,494. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the nine months ended September 30, 2024 and 2023.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

White label solutions	$157,321	$26,560	$692,341	$142,056
Matchroom Mini-app solutions	1,406	7,728	10,704	37,368
	$158,727	$34,288	$703,045	$179,424

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

As of September 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 118.2620 and 108.5640, at September   30, 2024 and December 31, 2023, respectively, and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period 112.9110 and 106.1050 for the nine months ended September 30, 2024 and 2023, respectively. MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 0.24297 and 0.21775, at September 30, 2024 and December 31, 2023, respectively, and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period 0.21588 and 0.22167 for the nine months ended September 30, 2024 and 2023, respectively.

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

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	September 30, 2024	December 31, 2023

Computer and equipment	$151,434	$135,712
Furniture and fixtures	9,053	8,113
Leasehold improvements	22,858	20,486
	183,345	164,311
Less: accumulated depreciation	(98,676)	(80,379)
	$84,669	$83,932

Depreciation expense for the three months ended September 30, 2024 and 2023 were $2,764 and $2,802, respectively.

Depreciation expense for the nine months ended September 30, 2024 and 2023 were $7,983 and $8,519, respectively.

5.	STOCKHOLDERS’ DEFICIT

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

As of September 30, 2024 and December 31, 2023, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of September 30, 2024 and December 31, 2023, there were 5,898,256 Series B preferred shares issued or outstanding.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

As of September 30, 2024 and December 31, 2023, the Company had a total of 151,096,262 shares of its common stock issued and outstanding.

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

Preferred Stock – Series B – As of December 31, 2022	$5,284,837
Dividends of Series B Convertible Preferred Stock as of December 31, 2023	377,488
Preferred Stock – Series B – As of December 31, 2023	5,662,325
Dividends of Series B Convertible Preferred Stock as of March 31, 2024	94,372
Preferred Stock – Series B – As of March 31, 2024	5,756,697
Dividends of Series B Convertible Preferred Stock as of June 30, 2024	94,372
Preferred Stock – Series B – As of June 30, 2024	5,851,069
Dividends of Series B Convertible Preferred Stock as of September 30, 2024	94,372
Preferred Stock – Series B – As of September 30, 2024	$5,945,441

8.	INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to the Company	$(40,013)	$(307,457)	$53,851	$(1,124,831)

Weighted average number of common shares outstanding, basic and diluted	151,096,262	151,096,262	151,096,262	151,787,179

Basic and diluted income (loss) per common share:	$0.00	$(0.00)	$0.00	$(0.01)

The following anti-dilutive equity and debt securities were excluded from the computation of net loss per share.

	As of
	September 30, 2024	December 31, 2023
	(Shares)	(Shares)

Convertible shares	5,898,256	5,898,256

9.	INCOME TAX

The Company recorded $21 and $0 tax provision for the nine months ended September 30, 2024 and 2023, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets in every jurisdiction that it is operating in.

At September 30, 2024, the Company has U.S. federal operating loss carryforwards of approximately $4 million. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the “TCJA”) in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At September 30, 2024, the Company’s subsidiary operating in Malaysia has net operating loss of approximately $0.8 million. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At September 30, 2024, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $41,226 which can be carried forward for a maximum period of six years.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of September 30, 2024 and December 31, 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

10.	RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances consisted of the following:

	As of
	September 30, 2024	December 31, 2023

Due to Porta Capital Limited (“Porta Capital”)	$1,119,778	$797,932
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	1,828,464	1,083,511
Due to Bru Haas Sdn Bhd (“Bru Haas”)	43,095	19,198
Due to Clicque Technology Snd Bhd (“Clicque”)	90,752	228,637
Due to Mr. Song Dai (“Mr. Song”)	107,321	85,343
Due to Leet Entertainment Group Limited (“Leet HK”)	414,814	414,814
	$3,604,224	$2,629,435

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

		Nine months ended September 30,
Nature of transactions with related parties		2024	2023

Research and development consulting fee to related parties:
- Porta Capital	(a)	$27,104	$26,890

Consultancy fee to related parties
- Clicque	(b)	$–	$109,729

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$85,830	$85,150
- Bru Haas (B)	(d)	180,300	221,627
- Clicque	(d)	217	38
Total		$266,347	$306,815

Network Bandwidth expense to Bru Haas (B)	(e)	$162,686	$161,341

Director fee
- Ganesha		$9,715	$9,975
- Kamal Hamidon		–	17,291
- Ding Jung Long		–	23,579

Total		$–	$50,845

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

During the nine months ended September 30, 2024 and 2023, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,500 per month.

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

For the nine months ended September 30, 2024, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Nine months ended September 30, 2024			September 30, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$691,813	99%		$319,611

Total:	$691,813	99%	Total:	$319,611

For the nine months ended September 30, 2023, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Nine months ended September 30, 2023			September 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$141,255	79%		$35,439

Total:	$141,255	79%	Total:	$35,439

(b)	Major suppliers

For the nine months ended September 30, 2024, the individual supplier who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balances as at period-end dates, are presented as follows:

	Nine months ended September 30, 2024			September 30, 2024
Suppliers	Cost of revenue	Percentage of cost of revenue		Amount due to related parties

Supplier A	$342,986	79%		$1,828,464
Supplier B	85,830	20%		1,119,778

Total:	$428,816	99%	Total:	$2,948,242

For the nine months ended September 30, 2023, the individual supplier who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balances as at period-end dates, are presented as follows:

	Nine months ended September 30, 2023			September 30, 2023
Suppliers	Cost of revenue	Percentage of cost of revenue		Amount due to related parties

Supplier A	$369,273	80%		$949,286
Supplier B	85,150	19%		656,259

Total:	$454,423	99%	Total:	$1,605,545

(c)	Economic and political risk

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

(e)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash   are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000 if the bank with which an individual/a company hold its eligible deposit fails. At September 30, 2024 and December 31, 2023, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	For the nine months ended September 30, 2024
	United States	British Virgin Islands	Bangladesh	Malaysia	Total

Revenue	$–	$–	$(1,921)	$704,966	$703,045
Cost of revenue	–	–	(2,628)	(430,804)	(433,432)
Depreciation and amortization	–	–	–	(7,983)	(7,983)
Net (loss) profit before taxation	(85,211)	–	(20,262)	155,271	49,798

Total assets	$–	$–	$2,160	$452,891	$455,051

	For the nine months ended September 30, 2023
	United States	British Virgin Islands	Bangladesh	Malaysia	Total

Revenue	$–	$–	$–	$179,424	$179,424
Cost of revenue	–	–	2,367	(459,576)	(457,209)
Depreciation and amortization	(5,545)	–	–	(8,519)	(14,064)
Net loss before taxation	(306,684)	–	(20,965)	(801,375)	(1,129,024)

Total assets	$–	$–	$4,498	$173,468	$177,966

14.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 14, 2024, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

As of September 30, 2024, the Company had $13,804 in cash and cash equivalents, working capital deficit of $4,345,409 and accumulated deficit of $12,563,494. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing.

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

Three months ended September 30, 2024, compared to the three months ended September 30, 2024

For the three months ended September 30, 2024 and 2023, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of September 30, 2024 and 2023:

	Three months ended September 30, 2024			September 30, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$156,989	99%		$319,611

Total:	$156,989	99%	Total:	$319,611

	Three months ended September 30, 2023			September 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$26,408	77%		$35,439

Total:	$26,408	77%	Total:	$35,439

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased to $158,727 for the three months ended September 30, 2024, from $34,288 for the three months ended September 30, 2023. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue decreased   to $117,897 for the three months ended September 30, 2024, from $155,313 for the three months ended September 30, 2023. The decrease in cost of revenue is due to the over-provision of the rental of platform server cost, network bandwidth cost, and direct labor costs incurred during the period.

General and administrative expenses decreased to $81,033 for the three months ended September 30, 2024, from $194,264 for the three months ended September 30, 2023. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, salaries and wages, and travelling expense for the expansion of business.

Net loss decreased to $40,529 for the three months ended September 30, 2024, from $307,372 for the three months ended September 30, 2023. The decrease in net loss is mainly attributed from the decrease in general and administrative expenses.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, the following customers accounted for 10% or more of our total net revenues and its outstanding accounts receivable as of September 30, 2024 and 2023:

	Nine months ended September 30, 2024			September 30, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$691,813	99%		$319,611

Total:	$691,813	99%	Total:	$319,611

	Nine months ended September 30, 2023			September 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer A	$141,255	79%		$35,439

Total:	$141,255	79%	Total:	$35,439

All of our major customers are located in Malaysia, India and Philippines.

Revenue increased to $703,045 for the nine months ended September 30, 2024, from $179,424 for the nine months ended September 30, 2023. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue decreased to $433,432 for the nine months ended September 30, 2024, from $457,209 for the nine months ended September 30, 2023. The decrease in cost of revenue is due to the decrease in the rental of platform server cost, network bandwidth cost, and direct labor costs incurred during the period.

General and administrative expenses decreased to $327,712 for the nine months ended September 30, 2024, from $847,193 for the nine months ended September 30, 2023. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, salaries and wages, and travelling expense for the expansion of business.

Net profit (loss) increased to $49,798 for the nine months ended September 30, 2024, from net loss of $(1,129,024) for the nine months ended September 30, 2023. The decrease in net loss is mainly attributed from the decrease in general and administrative expenses and increase in revenue.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $13,804, accounts receivable of $321,647, deposit and other receivables of $34,931. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Nine months Ended September 30,
	2024	2023
Net cash used in operating activities	$(651,437)	$(1,030,133)
Net cash used in investing activities	–	(1,973)
Net cash provided by financing activities	637,133	1,057,208

Net Cash Used In Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $651,437, which consisted primarily of a net profit of $49,798, an increase in accounts receivable of $275,912, an increase in deposit and other receivables of $16,129, a decrease in accrued liabilities and other payables of $101,721, a decrease in account payables of $4,522 and offset by depreciation on plant and equipment of $7,983 and a decrease in deferred revenue of $310,934.

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

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2024 and 2023, net cash used in investing activities was $0 and $1,973, respectively which consisted primarily of capitalization of software platform costs and purchase of plant and equipment.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $637,133 and $1,057,208, respectively which consisted primarily of advances from related parties and repayment of convertible promissory note.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2023, as well as Note 3 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 and there have been no changes for the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Leet Technology Inc.

Dated: 14 November, 2024	/s/ Dai SONG
Interim Chief Executive Officer

Dated: 14 November, 2024	/s/ Jayaisvaran Muruhan
Interim Chief Financial Officer and Principal Accounting Officer

