Form 10-K
period 2024-12-31
Leet Technology Inc.
filed 2025-03-28
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2025 , there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 6,898,256 issues of preferred stock issued and outstanding, par value $0.0001.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $7,554,813.

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

In 2024 we have continued to focus on a B2B (Business to Business) model with mobile network operators within Southeast Asia, South Asia and other continents to extend our platform’s (Maverick) product offerings via a white label model, of which our telco subscribers will subscribe to a data package that offers a tournament pass or ticket granting users to compete in a series of tournaments on the platform.

In 2025, we intend continue focussing on the B2B model within Southeast Asia, South Asia and other continents to extend our Maverick product offerings.

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

We expect our revenues to grow in 2025 onwards, especially through our mobile carrier partnerships as well as our subscription model which is expected to in line with our user growth and platform deliverables.

Employees

As of December 31, 2023, we have approximately 5 full time employees based in Malaysia, 3 full time employees based in Vietnam, 6 full time employees based in the Philippines, and 3 full time employees based in Indonesia. We have never experienced a work stoppage.

As of December 31, 2024, we have approximately 4 full time employees based in Malaysia, 3 full time employees based in Vietnam and 1 full time employees based in Indonesia. We have never experienced a work stoppage.

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

ITEM 3 – LEGAL PROCEEDINGS

We may from time to time be subject to legal and administrative proceedings and claims that arise in the ordinary course of business. We are currently involved in one legal proceeding in the Philippines at the National Labor Relations Commission (NLRC). On July 04 2024, the NLRC rendered its decision partially against the Company. On January 14, 2025, the NLRC ordered a writ of execution to be issued against the Company. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our operations and such legal proceedings will not have a material impact on future results.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Pink-tier of OTC Markets under the symbol “LTES.” We were initially listed on June 30, 2015. The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2023 and 2024, as best we could estimate from publicly-available information. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2023	First Quarter	$0.08	$0.05
	Second Quarter	$0.07	$0.06
	Third Quarter	$0.07	$0.02
	Fourth Quarter	$0.02	$0.0001

2024	First Quarter	$0.003	$0.0002
	Second Quarter	$0.05	$0.001
	Third Quarter	$0.05	$0.05
	Fourth Quarter	$0.05	$0.01

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

Holders

As of December 31, 2024, and 2023, there were 20,000,000 shares of our preferred stock authorized, with 1,000,000 shares being Series A Preferred Stock issued and outstanding. Our Series A Preferred Stock has One Million (1,000,000) shares issued and the following rights: (i) no dividend rights; (ii) no liquidation preference over our common stock; (iii) no conversion rights; (iv) no redemption rights; (v) no call rights; (vi) each share of Series A Convertible Preferred stock will have one hundred (100) votes on all matters validly brought to our common stockholders. December 31, 2024 and 2023, all 1,000,000 shares of Series A Preferred Stock were held by Mr. Song Dai.

As of December 31, 2024, and 2023, there were 10,000,000 shares of our Series B Convertible Preferred Stock authorized and the total number of Series B preferred shares issued and outstanding was 5,898,256. Our Series B Convertible Preferred Stock have the following preferences: (i) dividend rights in pari passu with the Company’s common stock on an as converted basis, (ii) liquidation preference over the Company’s common stock, (iii) conversion rights of 10 shares of common stock for each share of Series B Convertible Preferred Stock converted, (iv) no redemption rights, (v) no call rights, (vi) each share of Series B Convertible Preferred Stock will have 1,000 votes on all matters validly brought to the Company’s common stock holders.

As of December 31, 2023, there were 151,096,262 shares of our common stock outstanding held by 144 holders of record and numerous shares held in brokerage accounts.

As of December 31, 2024, there were 151,096,262 shares of our common stock outstanding held by 138 holders of record and numerous shares held in brokerage accounts.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company has suffered from a working capital deficit and accumulated deficit of $4,121,517 and $12,706,094 at December 31, 2024, respectively. The Company incurred a net loss of $894 during the year ended December 31, 2024. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

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

Year ended December 31, 2024 compared to the year ended December 31, 2023

	Years ended December 31,
	2024	2023

Revenues	$715,288	$317,413

Cost of revenue	(573,932)	(643,316)
Gross profit (loss)	141,356	(325,903)

Operating expenses:
Research and development	(35,985)	26,373
General and administrative	(473,155)	(1,193,173)
Total operating expenses	(509,140)	(1,166,800)

Other income (expense):
Cybersecurity service income	101	66,930
Foreign exchange gain	1,556	64,948
Loss on early redemption of convertible promissory note	–	(28,340)
Impairment of other receivable	–	(1,301)
Interest expense	–	(5,546)
Written off of accounts receivable	–	(32,035)
Sundry income	365,254	44,600
	366,911	109,256

Loss before income taxes	(873)	(1,383,447)

Income tax expense	(21)	–

NET LOSS	$(894)	$(1,383,447)

During the years ended December 31, 2024 and 2023, the following customers accounted for 10% or more of our total net revenues:

	Year ended December 31, 2024			December 31, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$700,884	98%		$–

Total:	$700,884	98%	Total:	$–

	Year ended December 31, 2023			December 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$289,368	91%		$11,768

Total:	$289,368	91%	Total:	$11,768

During the years ended December 31, 2024 and 2023, the following suppliers accounted for 10% or more of the Company’s cost of revenue:

	Year ended December 31, 2024			December 31, 2024
Suppliers	Cost of revenues	Percentage of cost of revenues		Balance outstanding

Supplier A	$113,951	20%		$1,068,099
Supplier B	$455,528	79%		$1,695,698

Total:	$569,479	99%	Total:	$2,763,797

	Year ended December 31, 2023			December 31, 2023
Suppliers	Cost of revenues	Percentage of cost of revenues		Balance outstanding

Supplier A	$113,774	18%		$797,932
Supplier B	$511,636	80%		$1,083,511

Total:	$625,410	98%	Total:	$1,881,443

All of our major customers are located in Malaysia, India, Cambodia, and Philippines.

Revenue increased by 125.3% to $715,288 for the year ended December 31, 2024, from $317,413 for the year ended December 31, 2023. The increase in revenue is mainly attributed by our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions.

Cost of revenue decreased by 10.8% to $573,932 for the year ended December 31, 2024, from $643,316 for the year ended December 31, 2023. The decrease in cost of revenue is due to the decrease in rental of platform server cost, network bandwidth expenses, direct labor costs.

General and administrative expenses decreased by 60.3% to $473,155 for the year ended December 31, 2024, from $1,193,173 for the year ended December 31, 2023. The decrease in general and administrative expenses is mainly attributable from the decrease in exhibition expenses, legal and professional fees, consultancy fees and staff salaries and wages.

Net loss decreased 99.9% to $894 for the year ended December 31, 2024, from $1,383,447 for the year ended December 31, 2023. The decrease in net loss is mainly attributed by the increase in revenue, decrease in general and administrative expenses and cost of revenue.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $33,248, accounts receivable of $5,357 and deposit and other receivables of $3,365. Such cash amounts and other sources of liquidity were not sufficient to support our operations in the next twelve months. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations. In the absence of such financing, our business will likely fail.

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(568,370)	$(1,316,149)
Net cash used in investing activities	$–	$(1,953)
Net cash provided by financing activities	$605,518	$1,400,914

Net Cash Used In Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $568,370, which consisted primarily of a net loss of $873, a increase in accounts receivable of $11,687, a decrease in accrued liabilities and other payables of $66,054, a decrease in account payables of $60,551, a decrease in accrued compensation of $155,146, a decrease in deferred revenue of $315,011 and offset by depreciation on plant and equipment of $29,157 and a decrease in deposit and other receivables of $11,816.

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

Net Cash Used In Investing Activities

For the year ended December 31, 2024, no net cash was generated from investing activities.

For the year ended December 31, 2023, net cash used in investing activities was $1,953, which consisted primarily of net cash outflow from purchase of plant and equipment.

Net Cash Provided By Financing Activities

For the year ended December 31, 2024, net cash generated from financing activities was $605,518 consisting primarily of advances from related parties of $475,381 and advance from directors of $130,137.

For the year ended December 31, 2023, net cash generated from financing activities was $1,400,914 consisting primarily of advances from related parties and repayment of convertible promissory note.

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

For the years ended December 31, 2024 and 2023, the Company did not have any interest and penalties associated with uncertain tax positions. As of December 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

For a description of recent accounting pronouncements, see Note 3 of the notes to our consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Report.

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

LEET TECHNOLOGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Leet Technology Inc.

805, 8th Floor

Menara Mutiara Majestic, Jalan Othman

46000 Petaling Jaya, Selangor

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leet Technology Inc. (the ‘Company’) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended of December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended December 31, 2024, the Company had working capital deficit of $4,121,517 and accumulated deficit of $12,706,094. The Company incurred a net loss of $894 during the year ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue and deferred revenue recognition

Revenue and deferred revenue recognition are key aspects of the financial statements, and during our audit for the financial year ended December 31, 2024, we identified several critical audit matters related to revenue and deferred revenue recognition. These matters require significant judgement involved in recognizing revenue and deferred revenue under contractual agreements.

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

Recoverability and impairment of financial assets

The Company’s trade receivables amounted to $5,357 as at December 31, 2024, represents approximately 2.0% of the Company’s total asset.

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
Kuala Lumpur, Malaysia

March 31, 2025

PCAOB ID: 6723

LEET TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023

ASSETS
Current assets:
Cash	$33,248	$16,580
Accounts receivable	5,357	16,781
Amounts due from related parties	168,416	–
Deposits and other receivables	3,365	15,036

Total current assets	210,386	48,397

Non-current asset:
Plant and equipment, net	56,448	83,932

Total non-current asset	56,448	83,932

TOTAL ASSETS	$266,834	$132,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$–	$60,378
Accrued liabilities and other payables	685,185	736,212
Accrued compensation payable to officers and directors	166,570	316,471
Contract liability	–	313,616
Amounts due to related parties	3,480,148	2,629,435

Total current liabilities	4,331,903	4,056,112

TOTAL LIABILITIES	4,331,903	4,056,112

Commitments and contingencies	–	–

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 shares issued and outstanding as of December 31, 2024 and 2023 respectively	6,039,813	5,662,325

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A, 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,096,262 and 151,096,262 shares issued and outstanding as of December 31, 2024 and 2023, respectively	15,110	15,110
Additional paid-in capital	2,773,081	2,773,081
Accumulated other comprehensive loss	(173,365)	(32,074)
Accumulated losses	(12,706,094)	(12,334,229)

Total stockholders’ deficit attributable to the Company	(10,091,168)	(9,578,012)
Non-controlling interest	(13,714)	(8,096)
Total stockholders’ deficit	(10,104,882)	(9,586,108)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$266,834	$132,329

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2024	2023

Revenue	$715,288	$317,413

Cost of revenue (includes related party expenses, $569,720 and $625,429 in 2024 and 2023)	(573,932)	(643,316)
Gross profit (loss)	141,356	(325,903)

Operating expenses:
Research and development (includes related party expenses, $35,985 and $35,929 in 2024 and 2023)	(35,985)	26,373
General and administrative expenses (includes related party expenses, $nil and $144,816 in 2024 and 2023)	(473,155)	(1,193,173)
Total operating expenses	(509,140)	(1,166,800)

Loss from operations	(367,784)	(1,492,703)

Other income (expense):
Cybersecurity service income	101	66,930
Foreign exchange gain	1,556	64,948
Loss on early redemption of convertible promissory note	–	(28,340)
Impairment of other receivable	–	(1,301)
Interest expenses	–	(5,546)
Written off of accounts receivable	–	(32,035)
Sundry income (includes related party income, $365,254 and $nil in 2024 and 2023)	365,254	44,600
	366,911	109,256

LOSS BEFORE INCOME TAXES	(873)	(1,383,447)

Income tax expense	(21)	–

NET LOSS	(894)	(1,383,447)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(6,517)	(4,901)
NET GAIN (LOSS) ATTRIBUTABLE TO THE COMPANY	5,623	(1,378,546)

Other comprehensive loss:
Foreign currency translation loss	(140,392)	(17,801)

COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(5,618)	(4,649)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	(135,668)	(1,396,599)
COMPREHENSIVE LOSS	(141,286)	(1,401,248)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	151,096,262	150,877,491

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Common stock		Stock to be cancelled		Additional	Accumulated other		Non-	Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit
Balance as of December 31, 2022	1,000,000	$100	152,899,640	$15,290	1,003,378	$(100)	$2,773,001	$(14,021)	$(10,578,195)	$(3,447)	$(7,807,372)

Dividend	–	–	–	–	–	–	–	–	(377,488)	–	(377,488)
Cancellation of shares	–	–	(1,803,378)	(180)	(1,003,378)	100	80	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	(18,053)	–	252	(17,801)
Net loss for the year	–	–	–	–	–	–	–	–	(1,378,546)	(4,901)	(1,383,447)
Balance as of December 31, 2023	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$(32,074)	$(12,334,229)	$(8,096)	$(9,586,108)

Dividend	–	–	–	–	–	–	–	–	(377,488)	–	(377,488)
Foreign currency translation adjustment	–	–	–	–	–	–	–	(141,291)	–	899	(140,392)
Net loss for the year	–	–	–	–	–	–	–	–	5,623	(6,517)	(894)
Balance as of December 31, 2024	1,000,000	$100	151,096,262	$15,110	–	$–	$2,773,081	$(173,365)	$(12,706,094)	$(13,714)	$(10,104,882)

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(873)	$(1,383,447)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	29,157	36,755
Impairment loss on other receivables	–	1,301
Written off of accounts receivable	–	32,035
Non-cash financing cost	–	5,546
Loss on early redemption of convertible promissory note	–	28,340

Changes in operating assets and liabilities:
Accounts receivable	(11,687)	28,178
Deposits and other receivables	11,816	(3,826)
Accounts payable	(60,551)	(451,784)
Accrued liabilities and other payables	(66,054)	347,189
Accrued compensation payable to officers and directors	(155,146)	(10,613)
Contract liability	(315,011)	54,177
Cash used in operating activities	(568,349)	(1,316,149)
Income tax paid	(21)	–
Net cash used in operating activities	(568,370)	(1,316,149)

Cash flows from investing activity:
Purchase of plant and equipment	–	(1,953)
Net cash used in investing activity	–	(1,953)

Cash flows from financing activities:
(Repayment to) proceeds from a director	130,137	95,611
Repayment of convertible promissory note	–	(113,300)
Proceeds from related parties	475,381	1,418,603
Net cash provided by financing activities	605,518	1,400,914

Effect of exchange rate on changes in cash	(20,480)	(103,039)

Net increase (decrease) in cash	16,668	(20,228)

CASH, BEGINNING OF YEAR	16,580	36,808

CASH, END OF YEAR	$33,248	$16,580

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024, the Company had $33,248 in cash, working capital deficit of $4,121,517 and accumulated deficit of $12,706,094. The Company incurred a continuous net loss of $894 during the year ended December 31, 2024. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

The continuation of the Company as a going concern through December 31, 2024, is dependent upon the continued financial support from its stockholders and related parties. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations for one year from the date of the filing of the consolidated financial statements.

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

Accounts receivable

Accounts receivable are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each quarter, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2024 and 2023, there were no allowance for doubtful accounts.

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

The Company’s typical arrangement involves customizing the Matchroom.net platform solution, which requires technical programming support to build out the platform to its customers specifications. As a result, in analyzing the performance obligations being provided to the customer the Company considers the software license and customization services as a single performance obligation as required by ASC 606. In carrying out the services under these arrangements, the Company is often provided with upfront payment which is deferred and recognized into revenue over the duration of the contract. Additionally, the Company recognizes ticket when the performance obligation has been satisfied. During the year ended December 31, 2024, the Company signed termination agreement with Smart Communication. The Company has recognised the revenue from all the tickets not consumed as of year end amounting to $195,049.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the years indicated:

	Years ended December 31,
	2024	2023

White label solutions	$704,443	$276,346
Matchroom Mini-app solutions	10,845	41,067

	$715,288	$317,413

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

For the year ended December 31, 2024, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”)). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (118.3950 and 108.5640, at December 31, 2024 and 2023 respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (114.2700 and 106.8350 for the year ended December 31, 2024 and 2023, respectively)). MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date (0.22387 and 0.21775, at December 31, 2024 and 2023, respectively), and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period (0.21872 and 0.21942 for the year ended December 31, 2024 and 2023, respectively).

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

	As of December 31,
	2024	2023
	(Shares)	(Shares)

Convertible shares	5,898,256	5,898,256

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

Recent accounting pronouncements

Accounting Standards Issued, Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on our consolidated financial statements and related disclosures.

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

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2024	2023

Computer and equipment	$139,530	$135,712
Furniture and fixtures	8,342	8,113
Leasehold improvements	21,062	20,486
	168,934	164,311

Less: accumulated depreciation	(112,486)	(80,379)
	$56,448	$83,932

Depreciation expense for the years ended December 31, 2024 and 2023 were $29,157 and $36,755, respectively.

5.	STOCKHOLDERS’ DEFICIT

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

As of December 31, 2024 and December 31, 2023, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of December 31, 2024 and December 31, 2023, there was 5,898,256 Series B preferred shares issued or outstanding.

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

As of December 31, 2024 and December 31, 2023, the Company had a total of 151,096,262 and 151,096,262 shares of its common stock issued and outstanding, respectively.

6.	MEZZANINE EQUITY

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

Preferred Stock – Series B – As of December 31, 2022	$5,284,837
Dividends of Series B Convertible Preferred Stock as of December 31, 2023	377,488
Preferred Stock – Series B – As of December 31, 2023	5,662,325
Dividends of Series B Convertible Preferred Stock as of December 31, 2024	377,488
Preferred Stock – Series B – As of December 31, 2024	$6,039,813

7.	LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023

Net loss for the year	$(894)	$(1,383,447)

Weighted average number of common shares outstanding, basic and diluted	151,096,262	150,877,491

Basic and diluted loss per common share	$(0.00)	$(0.01)

8.	INCOME TAX

The components of loss before income taxes consist of the following:

	Years ended December 31,
	2024	2023

U.S.	$(129,121)	$(327,520)
BVI	(11,775)	(94,144)
Foreign	140,023	(961,783)

Loss before income taxes	$(873)	$(1,383,447)

At December 31, 2024, the Company has U.S. federal operating loss carryforwards of approximately $4 million. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the “TCJA”) in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At December 31, 2024, the Company’s subsidiary operating in Malaysia has net operating loss of approximately $2.3 million. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At December 31, 2024, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $79,054 which can be carried forward for a maximum period of six years.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under applicable U.S. federal statutes, tax years ended December 31, 2018 through December 31, 2024 remain subject to examination. Under applicable state statutes, state corporate tax returns filed for the Company for years ended December 31, 2017 through December 31, 2024 remain subject to examination. Malaysia corporate tax returns remain subject to examination for tax years ended December 31, 2018 through December 31, 2024.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of December 31, 2024 and 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

9.	RELATED PARTY TRANSACTIONS

Related party balances consisted of the following:

	As of December 31,
	2024	2023

Due to Porta Capital Limited (“Porta Capital”)	$1,068,099	$797,932
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	1,695,698	1,083,511
Due to Bru Haas Sdn Bhd (“Bru Haas”)	80,381	19,198
Due from Veo Edge Technology Limited	(6,055)	–
Due (from) to Clicque Technology Sdn Bhd (“Clicque”)	(162,361)	228,637
Due to directors	221,156	85,343
Due to Leet Entertainment Group Limited (“Leet HK”)	414,814	414,814
	$3,311,732	$2,629,435

Mr. Song is the director and major shareholder of the Company, and he is also the major shareholder of Porta Capital, Bru Haas (B), Bru Haas, Tila Network, and Porta Network. Amount due to these related companies are those trade and nontrade payables arising from transactions between the Company and the related companies, such as advances made by the related companies on behalf of the Company, and advances made by the Company on behalf of the related companies. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.The advances to Mr. Song are mainly for working capital purpose.

In the ordinary course of business, during the years ended December 31, 2024 and 2023, the Company involved with certain transactions, either at cost or current market prices and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the years as presented (for the portion of such period that they were considered related):

		Years ended December 31,
Nature of transactions with related parties		2024	2023

Research and development consulting fee to related parties:
- Porta Capital	(a)	$35,985	$35,929

Consultancy fee to related parties
- Clicque	(b)	$–	$144,816

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$113,951	$113,774
- Bru Haas (B)	(d)	239,530	296,061
- Clicque	(d)	241	115

Total		$353,722	$409,854

Network Bandwidth expense to Bru Haas (B)	(e)	$215,998	$215,575

Director fee
- Ganesha		$13,123	$13,165
- Kamal Hamidon		–	17,115
- Ding Jung Long		–	23,339

Total		$13,123	$53,619

Both platform server rent expense and network bandwidth expense are recorded in the cost of revenue.

(a) The Company entered a consultancy service agreement with Porta Capital for a fixed period of 36 months commenced from January 1, 2024 to December 2026. The consultancy service fee is $3,000 per month.

(b) The Company entered two separate consultancy service agreements with Clicque for a fixed period of 36 months each commenced from June 1, 2021 and December 1, 2021. The consultancy service fees are RM 40,000 (equivalent to approximately $9,700) per month and RM 15,000 (equivalent to approximately $3,600) per month, respectively.

(c) The Company entered a platform server rental agreement with Porta Capital for a fixed period of 60 months commenced from January 1, 2021 to December 2025. The rent is $9,500 per month.

(d) The Company entered a platform server rental agreement with Bru Haas (B) for a fixed period of 60 months commenced from July 1, 2021 to December 2026. The rent is $20,000 per month.

(e) The Company entered a network bandwidth rental agreement with Bru Haas (B) for a fixed period of 36 months commenced from January 1, 2023 to December 2025 . The rent is $18,000 per month.

During the year ended December 31, 2024 and 2023, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,500 per month.

10.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2024 and 2023, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2024			December 31, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$700,884	98%		$–

Total:	$700,884	98%	Total:	$–

	Year ended December 31, 2023			December 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$289,368	91%		$11,768

Total:	$289,368	91%	Total:	$11,768

(b)	Major suppliers

For the years ended December 31, 2024 and 2023, the individual supplier who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2024			December 31, 2024
Suppliers	Cost of revenues	Percentage of cost of revenues		Balance outstanding

Supplier A	$113,951	20%		$1,068,099
Supplier B	$455,528	79%		$1,695,698

Total:	$569,479	99%	Total:	$2,763,797

	Year ended December 31, 2023			December 31, 2023
Suppliers	Cost of revenues	Percentage of cost of revenues		Balance outstanding

Supplier A	$113,774	18%		$797,932
Supplier B	$511,636	80%		$1,083,511

Total:	$625,410	98%	Total:	$1,881,443

(c)	Economic and political risk

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Malaysia. Cash are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000 if the bank with which an individual/a company hold its eligible deposit fails. At December 31, 2024 and December 31, 2023, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

11.	COMMITMENTS AND CONTINGENCIES

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

On November 4, 2022 (the “Issue Date”), Leet Technology Inc. (the “Company”) entered into a Securities Purchase Agreement dated as of November 4, 2022 (the “SPA”), by and between the Company and 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”). Pursuant to the SPA, among other things, the Company agreed to issue to the Investor a convertible note in the principal amount of $113,300.00 (the “Note” and together with the SPA, the “Agreements”). The Note contains an original issue discount amount of $10,300.00, legal fees payable to Investor’s legal counsel of $2,000.00 and to Investor a due diligence fee of $1,000.00. The Note accrues interest at an annual interest rate of 8% and a default rate of 22%, and matures on November 4, 2024 (the “Maturity Date”). The Investor may convert the Note into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), 180 days after the Issue Date until the later of (i) Maturity Date and (ii) the date the Company pays any amounts owed in connection with an event of default. The per share conversion price into which the Note is convertible into shares of Common Stock (the “Conversion Price”) is 75% multiplied by the average of the lowest three closing bid prices for the Common Stock during the ten trading days ending on the last trading day prior to the conversion date. The Company has the right to prepay the outstanding principal amount of the Note, plus any accrued interest on the outstanding principal (including any default interest) at a rate of (x) 110% during the period ending 60 days after the Issue Date, (y) 115% during the period between 61 days and 180 days after the Issue Date and (z) 120% during the period between 180 days and 730 days after the Issue Date. The Company has currently paid the Note in full and has no further obligations to the Investor.

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

On July 04 2024, the NLRC rendered its decision partially in favour of the Complainant. On January 14, 2025, the NLRC ordered a writ of execution to be issued against the Company.

12.	SEGMENTED INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	For the year ended December 31, 2024
By Business Unit	Investment holding	IT	Total

Revenue	$–	$715,288	$715,288
Cost of revenue	–	(573,932)	(573,932)
Depreciation and amortization	–	(29,157)	(29,157)
Net (loss) profit before taxation	(140,896)	140,023	(873)

Total assets	$–	$266,834	$266,834

	For the year ended December 31, 2023
By Business Unit	Investment holding	IT	Total

Revenue	$–	$317,413	$317,413
Cost of revenue	–	(643,316)	(643,316)
Depreciation and amortization	–	(36,755)	(36,755)
Net (loss) profit before taxation	(421,664)	(961,783)	(1,383,447)

Total assets	$–	$132,329	$132,329

	For the year ended December 31, 2024
By Country	United States	British Virgin Islands	Bangladesh	Malaysia	Total

Revenue	$–	$–	$(1,898)	$717,186	$715,288
Cost of revenue	–	–	(2,176)	(571,756)	(573,932)
Depreciation and amortization	–	–	–	(29,157)	(29,157)
Net (loss) profit before taxation	(129,121)	(11,775)	(32,566)	172,589	(873)

Total assets	$–	$–	$2,485	$264,349	$266,834

	For the year ended December 31, 2023
By Country	United States	British Virgin Islands	Bangladesh	Malaysia	Total

Revenue	$–	$–	$–	$317,413	$317,413
Cost of revenue	–	–	–	(643,316)	(643,316)
Depreciation and amortization	(5,545)	–	–	(36,755)	(42,300)
Net loss before taxation	(327,520)	(94,144)	(24,505)	(937,278)	(1,383,447)

Total assets	$–	$–	$8,064	$124,265	$132,329

13.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2025, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

During the Registrant’s most recent fiscal year ended, December 31, 2023 and the subsequent interim period through March 31, 2025, there were no disagreements with JP Centurion on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of JP Centurion, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Registrant’s most recent fiscal years ended, December 31, 2023 and the subsequent interim period through March 31, 2025, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A – Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act, our management, including Dai, Song, our interim chief executive officer, and Jayaisvaran Muruhan, our interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our interim chief executive officer and our interim chief financial officer. Based on that evaluation, Mr. Song and Mr. Jayaisvaran concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (“2013 Framework”) issued in 2013. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff and interim chief financial officer, (ii) our internal audit functions, (iii) lack of sufficient period-end financial reporting controls in place and (iv) lack of sufficient reconciliation for related party transactions and intercompany transactions. In consequence, our internal controls over financial reporting were not effective at December 31, 2024.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the years ended December 31, 2024, and 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the years ended December 31, 2024 and 2023 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B – OTHER INFORMATION

During the year ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

The Company is committed to maintaining the highest ethical standards in all aspects of its operations, including compliance with insider trading regulations. Currently, we are in the process of finalizing a comprehensive insider trading policy designed to ensure adherence to applicable laws and regulations. We anticipate formally adopting this policy in the coming fiscal year. While no formal policy is in place, we remain committed to maintaining the highest ethical standards to mitigate the risk of unlawful insider trading.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dai, SONG	Director	63	October 23, 2020
Dai, SONG	Interim Chief Executive Officer	63	June 7, 2023
Jayaisvaran Muruhan	Interim Chief Financial Officer	33	June 19, 2023
Ganesha Karuppiaya	Independent Director	42	July 29, 2021
Daniel Pacheco	Chief Technology Officer	31	November 17, 2021

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

Audit Committee Financial Expert

We established an audit committee of the board of directors. The sole member of our audit committee is Mr. Dai Song. Mr. Dai Song also serves as the Chairman of the audit committee. We believe that this audit committee member is capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

Nomination Procedures for Appointment of Directors

As of December 31, 2024 we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

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

During the fiscal year ended December 31, 2024 to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Song Dai	0	0	0

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

ITEM 11 - EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the years ended December 31, 2024 and 2023;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024 and 2023 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2024 and 2023.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ding Jung, Long	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO (1)	2023	23,339	-0-	-0-	-0-	-0-	-0-	-0-	23,339

Kamal Hamidon	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2023	17,115	-0-	-0-	-0-	-0-	-0-	-0-	17,115

Dai, Song	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO (2)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ganesha Karuppiaya	2024	13,123	-0-	-0-	-0-	-0-	-0-	-0-	13,123
Independent Director(3)	2023	13,635	-0-	-0-	-0-	-0-	-0-	-0-	13,635

Elain Binti Lockman	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Non-Executive Director(4)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jayaisvaran A/L Muruhan	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO (5)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Ding Jung, Long was appointed as CEO on November 18, 2020. Effective June 1, 2023, Mr. Long Ding Jung resigned as a Chief Executive Officer.

(2)	Mr. Dai, Song was appointed as CEO on June 7, 2023.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

(4)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors. She resigned on August 12, 2024.

(5)	Mr. Jayaisvaran A/L Muruhan was appointed as Chief Financial Officer on June 19, 2023.

Employment Contracts

We established an audit committee of the board of directors. The members of our audit committee are Mr. Dai Song and Ms. Elain Lockman. Mr. Dai Song serves as the Chairman of the audit committee. We believe that the audit committee members are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. Ms. Elain Lockman resigned from her position in the Company as a director and a member of the audit committee on August 12, 2024.

Director Compensation

The following table sets forth director compensation for 2024 and 2023:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dai, Song(1)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Elaine Binti Lockman(2)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	4,474	-0-	-0-	-0-	-0-	-0-	4,474

Ganesha Karuppiaya(3)	2024	13,123	-0-	-0-	-0-	-0-	-0-	13,123
	2023	13,635	-0-	-0-	-0-	-0-	-0-	13,635

(1)	Mr. Song was appointed as director as of October 23, 2020.

(2)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors. She resigned on August 12, 2024.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dai, Song (1)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Elaine Binti Lockman(2)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Ganesha Karuppiaya(3)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

(1)	Mr. Song was appointed President, Chief Executive Officer, Secretary and Director on October 23, 2020. He resigned all executive offices except as director on November 18, 2020.

(2)	On August 23, 2021, Ms. Elain Binti Lockman was appointed to the Board of Directors. She resigned on August 12, 2024.

(3)	On July 29, 2021, Mr. Ganesha Karuppiaya was appointed to the Board of Directors as Independent Director. He resigned as a Chief Technology Officer on July 29, 2021.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2024.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2024.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 12, 2025 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

Dai SONG (1) 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Common Stock	112,617,521	(2)	74.5%

Kamal Hamidon 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia	1,000,000		0.7%

Ganesha Karuppiaya 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia	1,000,000		0.7%

Dai SONG 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Series A Preferred Stock	1,000,000

Bruhaas (B) Sdn. Bhd. 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Series B Convertible Preferred Stock	2,891,597

Porta Capital Limited 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia. Series B Convertible Preferred Stock	2,541,194

Directors and officers as a group (common stock)	114,617,521		75.8%

_______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The total includes 2,000,000 shares issued to Dai Song for his interest in Leet Technology Limited.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Corporate Governance

As of December 31, 2024, our Board of Directors consisted of Song Dai and Ganesha Karuppiaya. As of December 31, 2024, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods for professional services rendered by JP Centurion & Partners PLT for the year ended December 31, 2024 and 2023, and Simon & Edward LLP for quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees and Audit Related Fees – Marcum LLP	$–	$104,531
Audit Fees and Audit Related Fees – Simon & Edward LLP	–	55,000
Audit Fees and Audit Related Fees – JP Centurion & Partners PLT	87,156	60,000
IT Audit Fees and Audit Related Fees – Dome Management Consulting	–	20,732
Tax Fees – Simon & Edward LLP	–	6,500
Total	$87,156	$246,763

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

Item No.	Description
10.1	Employment Agreement between Leet Entertainment and Kamal Hamidon Bin Mohamed Ali *

10.2	Employment Agreement between Leet Entertainment and Long Ding Jung *

10.3	Employment Agreement between Leet Entertainment and Ganesha Karuppiaya *

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.	Inline Interactive Data Files for the Company’s Form 10-K.

_______________

* Incorporated by reference to Form 10-K for fiscal year ended December 31, 2020 filed on March 12, 2021

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blow & Drive Interlock Corporation

Dated: March 28, 2025		/s/ Dai SONG
	By:	Dai SONG
	Its:	Interim CEO

Dated: March 28, 2025		/s/ Jayaisvaran Muruhan
	By:	Jayaisvaran Muruhan
	Its:	Interim Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2025		/s/ Dai Song
	By:	Dai Song, Director

