Form 10-K/A
period 2024-12-31
Leet Technology Inc.
filed 2025-03-31
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Leet Technology Inc, (the “Company”) for the fiscal year ended December 31, 2024 (filed with the Securities and Exchange Commission on March 28, 2025) (the “Original Filing”) is being filed to update the signature date on the Report of Independent Registered Public Accounting Firm on page F-3, which was inadvertently incorrectly dated on the Original Filing and to update Recent Accounting Pronouncements on page F-16.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

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

Blow & Drive Interlock Corporation

Dated: March 31, 2025		/s/ Dai SONG
	By:	Dai SONG
	Its:	Interim CEO

Dated: March 31, 2025		/s/ Jayaisvaran Muruhan
	By:	Jayaisvaran Muruhan
	Its:	Interim Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2025		/s/ Dai Song
	By:	Dai Song, Director

