Form 10-Q
period 2025-03-31
Leet Technology Inc.
filed 2025-05-15
CIK 1586495

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 15, 2025, there were 151,096,262 shares of common stock, $0.0001 par value, issued and outstanding, and 5,898,256 shares of preferred stock issued and outstanding, par value $0.0001.

LEET TECHNOLOGY INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

LEET TECHNOLOGY INC.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024 (audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and bank balances	$13,067	$33,248
Accounts receivable	2,913	5,357
Amounts due from related parties	172,594	168,416
Deposit and other receivables	1,889	3,365

Total current assets	190,463	210,386

Non-current asset:
Plant and equipment, net	54,104	56,448
Total non-current asset	54,104	56,448

TOTAL ASSETS	$244,567	$266,834

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$684,252	$685,185
Accrued compensation payable to officers and directors	167,856	166,570
Amounts due to related parties	3,733,933	3,480,148

Total current liabilities	4,586,041	4,331,903

TOTAL LIABILITIES	4,586,041	4,331,903

MEZZANINE EQUITY
Series B Convertible Preferred Stock, 10,000,000 shares authorized, $0.0001 par value, 5,898,256 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	6,134,185	6,039,813

STOCKHOLDERS’ DEFICIT
Preferred stock, 20,000,000 shares authorized, $0.0001 par value: Series A 1,000,000 authorized, issued and outstanding	100	100
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 151,096,262 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	15,110	15,110
Additional paid-in capital	2,773,081	2,773,081
Accumulated other comprehensive loss	(199,201)	(173,365)
Accumulated losses	(13,051,231)	(12,706,094)
Total stockholders’ deficit attributable to the Company	(10,462,141)	(10,091,168)
Non-controlling interest	(13,518)	(13,714)
Total stockholders’ deficit	(10,475,659)	(10,104,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$244,567	$266,834

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months
	ended March 31,
	2025	2024

Revenue	$3,884	$196,653
Cost of revenue (includes related party expenses, $143,623 and $141,186 for the three months ended March 31, 2025 and 2024, respectively)	(146,497)	(156,986)

Gross (loss) profit	(142,613)	39,667

Operating expenses:
Research and development (includes related party expenses, $9,070 and $8,959 for the three months ended March 31, 2025 and 2024, respectively)	(9,070)	(8,959)
General and administrative expenses (includes related party expenses, $nil and $34,972 for the three months ended March 31, 2025 and 2024, respectively)	(98,483)	(168,471)
Total operating expenses	(107,553)	(177,430)

Loss from operations	(250,166)	(137,763)

Other (expense) income:
Foreign exchange (loss) gain	(599)	489
Cybersecurity service income	–	14,204
Total other (expense) income	(599)	14,693

LOSS BEFORE INCOME TAXES	(250,765)	(123,070)

Income tax expense	–	–

NET LOSS	(250,765)	(123,070)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	–	(2,743)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(250,765)	(120,327)

Other comprehensive (expense) income:
Foreign currency translation (expense) income	(25,640)	75,808

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	196	(2,744)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	(276,601)	(44,518)
COMPREHENSIVE LOSS	$(276,405)	$(47,262)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	151,096,262	151,096,262

See accompanying notes to these unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Series A Preferred stock		Common stock		Additional	Accumulated other		Non-	Total
	No. of		No. of		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	capital	loss	losses	interests	deficit

Balance as of January 1, 2024	1,000,000	$100	151,096,262	$15,110	$2,773,001	(32,074)	$(12,334,229)	$(8,096)	$(9,586,108)
Dividend	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	75,809	–	(1)	75,808
Net loss for the period	–	–	–	–	–	–	(120,327)	(2,743)	(123,070)
Balance as of March 31, 2024	1,000,000	$100	151,096,262	$15,110	$2,773,081	$43,735	$(12,548,928)	$(10,840)	$(9,727,742)

Balance as of January 1, 2025	1,000,000	$100	151,096,262	$15,110	$2,773,081	(173,365)	$(12,706,094)	$(13,714)	$(10,104,882)
Dividend	–	–	–	–	–	–	(94,372)	–	(94,372)
Foreign currency translation adjustment	–	–	–	–	–	(25,836)	–	196	(25,640)
Net loss for the period	–	–	–	–	–	–	(250,765)	–	(250,765)
Balance as of March 31, 2025	1,000,000	$100	151,096,262	$15,110	$2,773,081	(199,201)	$(13,051,231)	$(13,518)	$(10,475,659)

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares or otherwise stated)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(250,765)	$(123,070)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on plant and equipment	2,773	2,612

Change in operating assets and liabilities:
Accounts receivable	1,804	(53,717)
Deposit and other receivables	1,496	(14,809)
Accounts payable	–	(1,382)
Accrued liabilities and other payables	5,507	(44,791)
Contract liability	–	(95,011)
Net cash used in operating activities	(239,185)	(330,168)

Cash flows from financing activities:
Advances from a director	3,374	3,179
Advances from related parties	223,150	344,336
Net cash provided by financing activities	226,524	347,515

Effect on exchange rate change on cash	(7,520)	(15,080)

Net (decrease) increase in cash	(20,181)	2,267

CASH, BEGINNING OF PERIOD	33,248	16,580

CASH, END OF PERIOD	$13,067	$18,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

LEET TECHNOLOGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

During the three months ended March 31, 2025, the Company incurred a net loss of $250,765. As of March 31, 2025, the Company had $13,067 in cash and cash equivalents, working capital deficit of $4,395,578 and accumulated loss of $13,051,231. The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial reporting, and in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with SEC on March 31, 2025.

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

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, intangible assets, and right of use (“ROU”) assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charge for the three months ended March 31, 2025 and 2024.

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

Disaggregation of Revenue

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The following table presents the revenue streams by segments, with the presentation revenue categories presented on the statements of operation for the periods indicated:

	Three months ended March 31,
	2025	2024

White label solutions	$1,814	$190,221
Matchroom Mini-app solutions	2,070	6,432
	$3,884	$196,653

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

As of March 31, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. The functional currencies of the Company’s operating subsidiaries are their local currencies Bangladeshi Taka (“TAKA”) and Malaysian Ringgit (“MYR”). TAKA-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 120.1130 and 118.3950, at March 31, 2025 and December 31, 2024, respectively, and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period 120.3550 and 108.5520 for the three months ended March 31, 2025 and 2024, respectively. MYR-denominated assets and liabilities are translated into the United States Dollar using the exchange rate at the balance sheet date 0.22560 and 0.22387, at March 31, 2025 and December 31, 2024, respectively, and revenue and expense accounts are translated using the weighted average exchange rate in effect for the period 0.22495 and 0.21195 for the three months ended March 31, 2025 and 2024, respectively.

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

	As of
	March 31, 2025	December 31, 2024
	(Shares)	(Shares)

Convertible shares	5,898,256	5,898,256

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of
	March 31 , 2025	December 31, 2024

Computer and equipment	$140,607	$139,530
Furniture and fixtures	8,406	8,342
Leasehold improvements	21,224	21,062
	170,237	168,934
Less: accumulated depreciation	(116,133)	(112,486)
	$54,104	$56,448

Depreciation expense for the three months ended March 31, 2025 and 2024 were $2,773 and $2,612, respectively.

5.	STOCKHOLDERS’ DEFICIT

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

As of March 31, 2025 and December 31, 2024, the total number of Series A preferred shares issued and outstanding was 1,000,000 shares.

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

As of March 31, 2025 and December 31, 2024, there were 5,898,256 Series B preferred shares issued or outstanding.

Common Stock

The Company has authorized 10,000,000,000 shares of $0.0001 par value. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company’s ability to pay dividends on its common stock, subject to the requirements of the Delaware Revised Statutes. The Company has not declared any dividends since incorporation.

As of March 31, 2025 and December 31, 2024, the Company had a total of 151,096,262 shares of its common stock issued and outstanding.

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

Preferred Stock – Series B – As of December 31, 2023	$5,662,325
Dividends of Series B Convertible Preferred Stock as of December 31, 2023	377,488
Preferred Stock – Series B – As of December 31, 2024	6,039,813
Dividends of Series B Convertible Preferred Stock as of March 31, 2025	94,372
Preferred Stock – Series B – As of March 31, 2025	$6,134,185

8.	LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net loss attributable to the Company	$(250,765)	$(123,070)

Weighted average number of common shares outstanding, basic and diluted	151,096,262	151,096,262

Basic and diluted loss per common share:	$(0.00)	$(0.00)

The following anti-dilutive equity and debt securities were excluded from the computation of net loss per share.

	As of
	March 31, 2025	December 31, 2024
	(Shares)	(Shares)

Convertible shares	5,898,256	5,898,256

9.	INCOME TAX

At March 31, 2025, the Company has U.S. federal operating loss carryforwards of approximately $4 million. Due to U.S. enacted Public Law 115-97, known as the Tax Cuts and Jobs Act (the “TCJA”) in 2017, U.S. federal net operating loss carryforwards in the amount of $5,600,000, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $2,600,000, generated prior to 2018 will expire, if unused, beginning in 2034. State net operating loss carryforwards will begin to expire, if unused, in 2034.

At March 31, 2025, the Company’s subsidiary operating in Malaysia has net operating loss of approximately $2.1 million. Net operating loss carryforwards will begin to expire, if unused, in 2025.

At March 31, 2025, the Company’s subsidiary operating in Bangladesh has net operating loss carryforwards of $79,055 which can be carried forward for a maximum period of six years.

The Company follows the provision of ASC 740 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not have any unrecognized tax positions or benefits as of March 31, 2025 and December 31, 2024. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not expect any material changes in our unrecognized tax benefits over the next 12 months.

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

10.	RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances consisted of the following:

	As of
	March 31, 2025	December 31, 2024

Due to Porta Capital Limited (“Porta Capital”)	$1,114,250	$1,068,099
Due to Bru Haas (B) Sdn Bhd (“Bru Haas (B)”)	1,896,940	1,695,698
Due to Bru Haas Sdn Bhd (“Bru Haas”)	81,629	80,381
Due from Veo Edge Technology Limited	(9,286)	(6,055)
Due from Clicque Technology Snd Bhd (“Clicque”)	(163,308)	(162,361)
Due to directors	226,300	221,156
Due to Leet Entertainment Group Limited (“Leet HK”)	414,814	414,814
	$3,561,339	$3,311,732

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

		Three months ended March 31,
Nature of transactions with related parties		2025	2024

Research and development consulting fee to related parties:
- Porta Capital	(a)	$9,070	$8,959

Consultancy fee to related parties
- Clicque	(b)	$–	$34,972

Rent expense of Matchroom platform server to related parties:
- Porta Capital	(c)	$28,721	$28,372
- Bru Haas (B)	(d)	60,465	59,151
- Clicque	(d)	18	19
Total		$89,204	$87,542

Network Bandwidth expense to Bru Haas (B)	(e)	$54,419	$53,644

Director fee
- Ganesha		$3,374	$3,179

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

During the three months ended March 31, 2025 and 2024, the Company utilized space on a rent-free basis in the office located at Unit 805, 8th Floor, Menara Mutiara Majestic, Jalan Othman, Petaling Jaya 46000, Selangor, Malaysia which is owned by Mr. Song. The fair market value of the rent is RM1,500 per month.

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

For the three months ended March 31, 2025, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2025			March 31, 2025
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer B	$2,070	53%		$–
Customer C	1,814	47%		–

Total:	$3,884	100%	Total:	$–

For the three months ended March 31, 2024, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2024			March 31, 2024
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$190,021	97%		$17,777

Total:	$190,021	97%	Total:	$17,777

(b)	Major suppliers

For the three months ended March 31, 2025, the individual supplier who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2025			March 31, 2025
Suppliers	Cost of revenue	Percentage of cost of revenue		Amount due to related parties

Supplier A	$114,844	78%		$1,896,940
Supplier B	28,721	20%		1,114,250

Total:	$143,605	98%	Total:	$3,011,190

For the three months ended March 31, 2025, the individual supplier who accounts for 10% or more of the Company’s cost of revenue and its outstanding payable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2024			March 31, 2024
Suppliers	Cost of revenue	Percentage of cost of revenue		Amount due to related parties

Supplier A	$112,795	72%		$1,215,682
Supplier B	28,372	18%		902,518

Total:	$141,167	90%	Total:	$2,118,200

(c)	Economic and political risk

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash with various financial institutions in Hong Kong and Malaysia. Cash are maintained with high credit quality institutions, the composition and maturities of which are regularly monitored by management. The Perbadanan Insurans Deposit Malaysia (“PIDM”) pays compensation up to a limit of RM250,000 if the bank with which an individual/a company hold its eligible deposit fails. At March 31, 2025 and December 31, 2024, the Company did not have deposit funds that exceeded the insured limits in Malaysia.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

For the three months ended March 31, 2025
By Business Unit	IT

Revenue	$3,884
Cost of revenue	(146,497)
Depreciation	(2,773)
Net loss before taxation	(250,765)

Total assets	$244,567

For the three months ended March 31, 2024
By Business Unit	IT

Revenue	$196,653
Cost of revenue	(156,986)
Depreciation	(2,612)
Net loss before taxation	(123,070)

Total assets	$195,130

	For the three months ended March 31, 2025
By Country	United States	British Virgin Islands	Bangladesh	Malaysia	Total

Revenue	$–	$–	–	$3,884	$3,884
Cost of revenue	–	–	–	(146,497)	(146,497)
Depreciation and amortization	–	–	–	(2,773)	(2,773)
Net loss before taxation	(30,430)	(7,500)	(1)	(212,834)	(250,765)

Total assets	$–	$–	$2,448	$242,119	$244,567

	For the three months ended March 31, 2024
By Country	United States	British Virgin Islands	Bangladesh	Malaysia	Total

Revenue	$–	$–	$200	$196,453	$196,653
Cost of revenue	–	–	(1,229)	(155,757)	(156,986)
Depreciation and amortization	–	–	–	(2,612)	(2,612)
Net loss before taxation	(35,000)	–	(13,711)	(74,359)	(123,070)

Total assets	$–	$–	$7,298	$187,832	$195,130

14.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 15, 2025, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

During the three months ended March 31, 2025, the Company incurred a net loss of $250,765. As of March 31, 2025, the Company had $13,067 in cash and cash equivalents, working capital deficit of $4,395,578 and accumulated deficit of $13,051,231. The Company believes that its current level of cash are not sufficient to fund its operations and obligations without additional financing.

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

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

For the three months ended March 31, 2025, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2025			March 31, 2025
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer B	$2,070	53%		$–
Customer C	1,814	47%		–

Total:	$3,884	100%	Total:	$–

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

Revenue decreased to $3,884 for the three months ended March 31, 2025, from $196,653 for the three months ended March 31, 2025. The decrease in revenue is mainly attributed by no revenue recognised for our white label project entered with Smart Communications, Inc., a large telecommunication provider in the Philippines and revenue of matchroom Mini-app solutions for the three months ended March 31, 2025.

Cost of revenue decreased to $146,497 for the three months ended March 31, 2025, from $156,986 for the three months ended March 31, 2025. The decrease in cost of revenue is due to decrease in rental of platform server cost and network bandwidth cost during the period.

General and administrative expenses decreased to $98,483 for the three months ended March 31, 2025, from $168,471 for the three months ended March 31, 2025. The decrease in general and administrative expenses is mainly attributable from the decrease in legal and professional fee, consultancy fees and salaries and wages.

Net loss increased to $250,765 for the three months ended March 31, 2025, from $123,070 for the three months ended March 31, 2024. The increase in net loss is mainly attributed from the decrease in revenue.

 Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $13,067, accounts receivable of $2,913, deposit and other receivables of $1,889 and amount due from related companies of $172,594. Such cash amount and other sources of liquidity are not sufficient to support our operation in the next twelve months. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. In the absence of such financing, our business will likely fail.

	Three months Ended March 31,
	2025	2024
Net cash used in operating activities	$(239,185)	$(330,168)
Net cash used in investing activities	–	–
Net cash provided by financing activities	226,524	347,515

Net Cash Used In Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $239,185, which consisted primarily of a net loss of $250,765, a decrease in accounts receivable of $1,804, an decrease in deposit and other receivables of $1,496, an increase in accrued liabilities and other payables of $5,507 and offset by depreciation on plant and equipment of $2,773.

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

Net Cash Used In Investing Activities.

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was $0 and $0.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $226,524 and $347,515, respectively which consisted primarily of advances from related parties and repayment of convertible promissory note.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see the notes to consolidated financial statements included in the Form 10-K for the year ended December 31, 2024, as well as Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2025.

During the three months ended March 31, 2025, there were no significant changes in our accounting policies and estimates to our unaudited condensed consolidated financial statements.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 and there have been no changes for the three months ended March 31, 2025.

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

During the three months ended March 31, 2025, we did not issue any unregistered securities.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Leet Technology Inc.

Dated: May 15, 2025	/s/ Dai SONG
Interim Chief Executive Officer

Dated: May 15, 2025	/s/ Jayaisvaran Muruhan
Interim Chief Financial Officer and Principal Accounting Officer

